Form 10QSB
period 2008-04-30
FALCON MEDIA SERVICES LTD
filed 2008-06-18
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: April 30, 2008

Commission File number: 333-148425

FALCON MEDIA SERVICES, LTD.
(Exact name of small business issuer as specified in its charter)

United Kingdom
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

John May
34 Grosvenor Gardens
London, SW1W 0DH
United Kingdom
+442078084856
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,409,600
(Class)	(Outstanding as of June 10, 2008)

FALCON MEDIA SERVICES, LTD.
Form 10-QSB

Part I: Financial Information

Item 1. Financial Statements

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF APRIL 30, 2008
(Unaudited)

2008
ASSETS

Current Assets:
Cash on hand	$1,080
Prepaid expenses	37,567
Total current assets	38,647
Total Assets	$38,647

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$3,000
Due to related parties	16,169
Due to unrelated party	7,616
Total current liabilities	26,785
Total liabilities	26,785

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 4,409,600 shares issued and outstanding	4,410
Additional paid-in capital	137,935
Accumulated other comprehensive (loss)	(1,567)
(Deficit) accumulated during the development stage	(128,916)
Total stockholders' equity	11,862
Total Liabilities and Stockholders' Equity	$38,647

The accompanying notes to financial statements are
an integral part of this balance sheet.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004)
THROUGH APRIL 30, 2008
(Unaudited)

					Cumulative
	Three Months Ended April 30,		Nine Months Ended April 30,		From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	-
Expenses:
General and administrative:
Professional fees	1,500	-	4,500	1,500	66,000
Consulting services	16,100	-	39,433	-	39,433
Audio visual rights	-	-	-	-	21,000
Compensation - Officer's	-	-	1,263	-	1,263
Accounting and tax preperation	-	-	-	(10)	652
Realized foreign currancy exchange	-	-	-	-	341
Licenses and fees	-	-	60	57	228
Total general and administrative expenses	17,600	-	45,256	1,547	128,917
(Loss) from Operations	(17,600)	-	(45,256)	(1,547)	(128,917)
Other Income (Expense)	-	-	-	-	1
(Loss) before Income Taxes	(17,600)	-	(45,256)	(1,547)	(128,916)
Provision for income taxes	-	-	-	-	-
Net (Loss)	(17,600)	-	(45,256)	(1,547)	(128,916)
Comprehensive (Loss):					-
United Kingdom currency translation	96	(422)	507	(1,611)	(1,567)
Total Comprehensive (Loss)	$(17,504)	$(422)	$(44,749)	$(3,158)	$(130,483)
(Loss) Per Common Share:
(loss) per common share - Basic and Diluted	$(0.00)	$-	$(0.02)	$(1,547.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,409,600	1	2,043,866	1

The accompanying notes to financial statements are
an integral part of these statements.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 30, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004)
THROUGH APRIL 30, 2008
(Unaudited)

			Cumulative
	Nine Months Ended April 30,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(45,256)	$(1,547)	(128,916)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Consulting fees paid by issued shares	140,000	-	140,000
Officers compensation paid by issued shares	1,263	-	1,263
Write-off of audio visual rights	-	-	21,000
Changes in net liabilities-
Accrued liabilities	(58,500)	833	3,000
Prepaid expenses	(37,567)	-	(37,567)
Net Cash (Used in) Operating Activities	(60)	(714)	(1,220)

Investing Activities:
Audio visual rights	-	-	(21,000)
Net Cash (Used in) Investing Activities	-	-	(21,000)

Financing Activities:
Proceeds from issuance of common stock	-	-	1,082
Due to related parties	(284)	1,807	16,169
Due to unrelated party	(163)	518	7,616
Net Cash Provided by (Used in) Financing Activities	(447)	2,325	24,867
Effect of Exchange Rate Changes on Cash	507	(1,611)	(1,567)
Net Increase in Cash	-	-	1,080
Cash - Beginning of Period	1,080	1,080	-
Cash - End of Period	$1,080	$1,080	$1,080

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On December 26, 2007, Falcon Media issued 2,000,000 shares of common stock for consulting services of $90,000 performed in agreement with a consulting agreement dated December 1, 2007.

On December 26, 2007, Falcon Media issued 1,1125,000 shares of common stock for consulting services of $50,000 performed in agreement with a consulting agreement dated December 1, 2007.

On December 26, 2007, Falcon Media issued 1,262,999 shares of common stock for Director Services rendered of $1,263 performed in agreement with a compensation agreement dated December 1, 2007.

The accompanying notes to financial statements are
an integral part of these statements.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Falcon Media Services, Ltd. (“Falcon Media” or the “Company”) is a United Kingdom corporation in the development stage. The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004. On November 25, 2004, The Company changed its name to Falcon Media Services, Ltd. The business plan of the Company is to sell cellular phone content to joint venture partners within the Middle East. The cellular phone content to be offered throughout the Middle East includes highlights of the Premier League’s football (American soccer) matches and other media. The accompanying financial statements of Falcon Media Services, Ltd. were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements as of April 30, 2008, and for the periods ended April 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2008, and the results of its operations and its cash flows for the periods ended April 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of July 31, 2007, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from the sale of cellular phone content. Revenues will be recognized when services have occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee for cellular content is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended April 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended April 30, 2008, and 2007.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). The Company’s functional currency is the British Pound. Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended April 30, 2008, and 2007, and cumulative from inception, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2008, and revenues and expenses for the periods ended April 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and the business plan of the Company is to sell cellular phone content to joint venture partners within the Middle East. The cellular phone content to be offered throughout the Middle East includes highlights of the Premier League’s football (American soccer) matches and other media.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

Initial activities of the Company through April 30, 2008, include organization and incorporation, issuance of common stock to a Director, target market identification, marketing plans, and other capital formation activities. In addition, the Falcon Media commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to register 3,784,600 shares of common stock on behalf of selling stockholders. On January 2, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 3,784,600 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on February 14, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Falcon Media believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of April 30, 2008, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Overseas Mobile Broadcasting Rights

On July 27, 2004, the Company transferred $21,000 to The F.A. Premier League as a prepayment for the International Audio-visual Rights by Means of Mobile Wireless Technology for the Region of the Middle East (Algeria, Armenia, Azerbaijan, Bahrain, Egypt, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Mauritania, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, United Arab Emirates, Yemen, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Uzbekistan) (the “International Mobile Rights”). On August 6, 2004, the Company was officially awarded the International Mobile Rights. The Company acquired the rights for the soccer seasons from 2004/05 through 2006/07 (three years) at a cost of $2,100,000. the Company was be required to make eight equal payments of $259,875 throughout the period covered by the International Mobile Rights, with the first payment due on August 23, 2004. The Company was unable to make the required initial payment when due, and lost its claim to the International Mobile Rights.

For the period ended July 31, 2005, the Company reversed the cost of the International Mobile Rights and the attendant remaining contractual obligation, and recorded the $21,000 prepayment as an expense.

For the periods ended April 30, 2008, and 2007, the Company continued with its marketing and capital formation activities to seek business opportunities for the delivery of cellular phone content related to soccer matches, and other media in the Middle East.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

(4) Due to Unrelated Party

As of April 30, 2008, the Company owed to an unrelated party $7,616 for a working capital loan. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(5) Common Stock

On June 27, 2004, the Company issued one share of common stock to a Director of the Company valued at a price of $2 (par value) for cash.

On December 13, 2005, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to issue up to 21,600 shares of its common stock at an offering price of $0.05 per share for total proceeds of $1,080. The PPO was closed on May 6, 2006, and proceeds amounted to $1,080. Because the authorized common stock of the Company was insufficient at the time of the completion of the PPO, the stock certificates related thereto were not issued until December 26, 2007.

On October 17, 2006, the Company amended its Certificate of Incorporation to increase the authorized capital to 10,000 shares of common stock, par value of $2 per share.

On August 23, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 50,000 shares of common stock, par value of $2 per share.

On September 12, 2007, the Company amended its Certificate of Incorporation to decrease authorized capital from 50,000 shares of common stock to one share of common stock, par value of $2 per share.

On September 12, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 100,000,000 shares of common stock, par value $0.001 per share.

On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value $0.001 per share.

On December 26, 2007, the Company issued 1,262,999 shares of common stock, par value $0.001, to its sole Director and officer for services rendered, at par value of $1,263.

The Company entered into a one-year Consulting Agreement on December 1, 2007, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, Kingsgate was issued 2,000,000 shares of common stock for a value of $90,000 or $0.045 per share to satisfy this obligation. The Company issued the shares to Kingsgate on December 26, 2007.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

On December 1, 2007, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the Libor interest rate plus 2.5 percent for the marketing plan of the Company. In exchange for its services, Eastern Glow was issued 1,125,000 shares of common stock of the Company at $0.044 per share to satisfy this obligation. The Company issued the shares to Eastern Glow on December 26, 2007.

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended April 30, 2008, and 2007, were as follows (using a 20 percent effective income tax rate):

	2008	2007
Current Tax Provision:
Foreign-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Foreign-
Loss carryforwards	$9,051	$309
Change in valuation allowance	(9,051)	(309)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$25,783	$13,732
Less - Valuation allowance	(25,783)	(13,732)
Total net deferred tax assets	$-	$-

Falcon Media provided a valuation allowance equal to the deferred income tax assets for the period ended April 30, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of April 30, 2008, the Company had approximately $128,916 in tax loss carryforwards that can be utilized in future periods to reduce taxable income.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

(7) Related Party Transactions

As described in Note 5, the Company issued one share of common stock to a Director of the Company for consideration of $2 (par value) in cash.

On December 26, 2007, the Company issued 1,262,999 shares of common stock, par value $0.001, to its sole Director and officer for services rendered, at par value of $1,263.

As of April 30, 2008, the Company owed to a Director and a stockholder of the Company, and to a former Director and stockholder of the Company a total of $16,169 for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(7) Commitments and Contingencies

In December 2007, the Company entered into a one-year Consulting Agreement with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, on December 26, 2007, Kingsgate was issued 2,000,000 shares of common stock for a value of $90,000 or $0.045 per share to satisfy this obligation. At that time, Kingsgate owned 45 percent of the issued and outstanding shares of common stock of the Company.

In December 2007, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the libor interest rate plus 2.5 percent for the marketing plan of the Company. In exchange for its services, on December 26, 2007, Eastern Glow was issued 1,125,000 shares of common stock of the Company at $0.045 per share to satisfy this obligation. At that time, Eastern Glow owned 26 percent of the issued and outstanding shares of common stock of the Company.

(8) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to:

a)
clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity;

b)	clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income;
c)
consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly;

d)	measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and
e)	provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

FALCON MEDIA SERVICES, LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008, AND 2007
(Unaudited)

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of Falcon Media does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 2. Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this quarterly report, the terms “Falcon Media,” “the Company,” “we,” or “our,” unless the context otherwise requires, mean Falcon Media Services, Ltd. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions in the United States, Israel and China.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

ABOUT OUR COMPANY

How our Company is Organized

Falcon Media Services, Ltd. (“Falcon Media”) was incorporated on July 28, 2004, in the United Kingdom. On December 3, 2007, we amended our Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share.

Our Business

Falcon Media’s goal is to provide quality sports and event related content and services to the Middle Eastern markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements.

We believe that the Middle Eastern markets are perfectly positioned to enjoy explosive growth in the area of sports and event marketing. The markets of the Middle East enjoy an above-average disposable income and football (soccer) and other sporting events are followed closely throughout the region by avid fans.

Where You Can Find Us

Our corporate offices are located at 34 Grosvenor Gardens, London, SW1W 0DH, United Kingdom. The main telephone number is +442078084856. We do not currently have a web site. We anticipate creating one, should funds become available.

Business Summary and Background

Falcon Media’s goal is to provide quality sports and event related content and services to the Middle Eastern markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements.

We believe that the Middle Eastern markets are perfectly positioned to enjoy explosive growth in the area of sports and event marketing. The markets of the Middle East enjoy an above-average disposable income and football (soccer) and other sporting events are followed closely throughout the region by avid fans.

Our first project, although not as successful as we would have wished, opened the door for additional projects and hopefully success in the region. Although we were able to negotiate the exclusive marketing rights to the audio/visual content for mobile devices for F.A. Premier League, due to technical restrictions in the telecommunications infrastructure, we were unable to fully exploit this opportunity. The rights to the Middle East for the F.A. Premier League reverted back to the F.A. Premier League on or about September 2004.

To properly deliver this type of high quality service across the mobile phone network, a third generation or 3G network is required. Most of the Middle East will have 3G networks within the next one to two years, but, as of last year, there were not enough networks to justify this project. It did, however, validate our marketing plan and show us that this market is indeed open to new and exciting sport related projects.

While doing the due diligence for this project, we were able to introduce our Company to the major telecom companies in the Middle East and also to introduce our Company to many of the Western Sports marketing companies in Europe. We quickly realized that there are many western companies that are trying to reach the Arab community and would like to deal with a company such as Falcon Media to provide their “one-stop shopping” for media products and services to the Middle East. Our goal is to continue finding and providing quality media related products and services to reach this ever-growing Arab populace.

For our first project we were able to negotiate with the F.A. Premier League for the exclusive three-year right to broadcast the audio-visual images to the Middle East during the F.A. Premier League season. The terms and conditions of this first licensing arrangement were as follows: Based upon the transfer of $21,000 into the Premier League account on the 27th of July, 2004, Falcon Media had approximately 14 days to finalize the agreement subject to terms and conditions outlined below. The countries included: Algeria, Armenia, Azerbaijan, Bahrain, Egypt, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Mauritania, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, United Arab Emirates, Yemen, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan and Uzbekistan.

Our agreement with the F.A. Premier League for the exclusive three-year right to broadcast the audio-visual images to the Middle East during the F.A. Premier League season included many countries, including Iran, Sudan and Syria. The Company has had no contact whatsoever with any individuals, or the governments of Iran, Sudan and Syria in the past, or present and no contact through direct arrangements, or indirect arrangements, other than with F.A. Premier League. Our Agreement with F.A. Premier League is/was to distribute its information in a broad manner, with no control over where the end user is located. We have not provided any products or services, nor had any contact with the governments of Iran, Sudan and Syria or entities controlled by the governments of Iran, Sudan and Syria.

Mobile telecom providers are looking for quality content. Since telecom prices are continuously moving downward, due to competition, the telecom providers are looking for new and exciting “content related” services that will allow them to charge their subscribers for these services on a per usage or monthly basis. These content related services provide high margins and a distinct way of “differentiating” the telecom provider from the other telecoms in the area.

Falcon Media believes that projects like the F.A. Premier League project provide a perfect solution to the mobile telecom providers needs. When the restrictions of the network are corrected, we see the embedded telecom providers as an excellent outlet for our services and products. Our intention is to make this service available to them on either a non-exclusive or exclusive basis depending on the monetary compensation they are able to provide to Falcon Media.

We also will be looking at other “non-telecom” provider type of relationships and envision that we may market this service to retail outlets or other mass marketing outlets as a way to generate interest in their products and services.

A good example of this type of “non-telecom” marketing arrangement can be found with the F.A. Premier League project. After negotiating with the embedded telecom providers to deliver these services to their customers, Falcon Media negotiated with a large retailer of sporting goods to re-sell this service and the only way in which to sign up for this service would be by entering a local store. This provides foot traffic to the location and also helps to provide brand awareness for the local merchant.

We also envision that we will have the opportunity to sell advertising for this service to either large International companies (McDonalds, Coca-Cola and Nike as an example) or to local merchants (Ahmed’s Shoes, Kino Theaters, etc.). We have the capability to provide these audio-visual clips with advertisements inserted so that prior to the subscriber receiving the moving image, there is a quick logo of the advertiser appearing on the mobile telephone screen.

Delivery of audio-visual images over the mobile phones is a market in its infancy. As the market grows Falcon Media Services intends to be there with new and exciting products for the telecom companies.

In talking with several U.K. based media consultants, we discovered that other football leagues might be interested in our services for the Middle East. These football leagues and/or football events are currently looking for a “single source” from which to market their products and services. The fact that we will have established relationships with buyers in all the Middle East makes our Company an attractive candidate to have additional rights to the market.

We have also discovered that Telecom companies in the Middle East are not staffed in such a way to effectively handle the buying of such a variety of different product offerings from these leagues. By establishing ourselves as a “one-stop shop” of quality media content offerings we believe we can quickly become the dominant player in this growing marketplace.

We are limiting ourselves though to just working with the telecom providers. Falcon Media has been in discussions with another Middle Eastern based company to be their exclusive marketing agent in Europe for their sports related travel products and services. The company, based in Bahrain, has been working with the local travel agencies in the Middle East to create packages for the Arab consumer that go “above and beyond” the typical travel package.

It is their intent to provide exclusive travel packages to major events such as concerts, sports events and other activities that will allow their customer such things as meeting the celebrities, back stage passes, box seats, and other exclusive activities that are not typically found in your average travel package. This group has contacted Falcon Media and asked for our help in finding events in Europe to package for this company. Falcon Media would share revenues on a joint venture relationship and also be able to provide additional products and services to the clientele. We expect to formalize this relationship within the next six months.

Plans for the Next 12 Months

The promotional and demonstration expenses are estimated to be approximately $60,000 per city, as follows:

Advertising:	$10,000
Direct Mail:	4,000
Demonstration Site Expenses:	5,000
Literature and Sample Expenses:	10,000
Travel and Accommodation:	20,000
Miscellaneous:	11,000
Total	$60,000

The Company does not expect it has enough cash resources and revenue to cover expenses for the foreseeable future. We have a commitment from Eastern Glow Investments, Ltd, it will loan the Company up to a maximum of $50,000, at LIBOR plus 2.5% for the marketing plan of the Company. However, without increased revenues or additional capital, it is extremely likely that our sales and marketing plan will not be able to be completed. This would significantly hamper our efforts to enter into the sales niche as and when we would like.

The source of additional liquidity would come from sales. Internally, as we slowly increase sales, we would be able to increase the marketing operations. This would increase the short-term liquidity of the Company.

There are no known trends, events, or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, other than the inability to sell our products and services.

Competition

The Company faces substantial competition from a number of providers of similar services. Many of the Company’s competitors, particularly those competitors who are large, have substantially greater financial, manufacturing, marketing, and technical resources; have greater name recognition and customer allegiance than the Company. This may affect our ability to attract business and limit the opportunities to generate revenues.

Employees

The Company has no full time employees, including its operating officers. No employees are covered by a collective bargaining or similar agreement.

The Company does not expect to significantly increase its employees in the next fiscal year.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the nine-month periods ended April 30, 2008, and 2007, net cash used in operating activities was $60 and $714, respectively. The Company incurred net losses of $45,256 and $1,547 for the nine-month periods ended April 30, 2008, and 2007, respectively. Additionally, as of April 30, 2008, the Company had Stockholders’ equity of $11,862, and cash on hand of $1,080.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2007 while maintaining reasonable levels general and administrative expenses as the Company grows.

For the period December 13, 2005, through May 6, 2006, Falcon Media Services, Ltd. sold, pursuant to a private placement, 21,600 shares of common stock at $0.05 per share

Results of Operations:

For the Nine-Month Periods Ended April 30, 2008 v. April 30, 2007

General and administrative expenses increased by approximately $43,709 for the nine months ended April 30, 2008, to $45,256, when compared to the same period in fiscal 2007.  This increase was due to increases in professional fees, consulting fees, and compensation of an officer of the Company.

The net loss increased from $1,547 to $45,256 for the nine months ended April 30, 2008, compared to the same period in fiscal 2007 This increase was directly related to the increase in general and administrative expenses described above.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Inflation:

The amounts presented in the accompanying unaudited financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. The management of the Company does not consider inflation to have a significant impact on its financial statements for the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a. Exhibits:

Exhibit	Description of Exhibit
3.1 (1)	Certificate of Incorporation of Falcon Media Services, Ltd.
3.2 (1)	Bylaws of Falcon Media Services, Ltd.
31.1 (2)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (2)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Form SB-2, filed with the Securities and Exchange Commission on January 2, 2008.
(2)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this ___ day of June, 2008.

Falcon Media Services, Ltd.

By:

/s/ John May
John May,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John May	President, CEO, Chief Executive	June __, 2008
John May	Officer, Chief Financial/Accounting
Officer