Form 10QSB/A
period 2008-04-30
FALCON MEDIA SERVICES LTD
filed 2008-06-18
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of June, 2008.

Falcon Media Services, Ltd.

By:

/s/ John May
John May,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John May	President, CEO, Chief Executive	June 18, 2008
John May	Officer, Chief Financial/Accounting
Officer