Form 10QSB/A
period 2008-04-30
FALCON MEDIA SERVICES LTD
filed 2008-06-25
CIK 1421851

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

 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court/       Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	4,409,600	June 25, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

FALCON MEDIA SERVICES, LTD.
Form 10-QSB/A

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

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended April 30, 2008, and 2007, were as follows (using a 20 percent effective income tax rate):

	2008	2007
Current Tax Provision:
Foreign-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Foreign-
Loss carryforwards	$9,051	$309
Change in valuation allowance	(9,051)	(309)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$25,783	$13,732
Less - Valuation allowance	(25,783)	(13,732)
Total net deferred tax assets	$-	$-

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such, the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions in the United States, Israel, and China.

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

For our first project, we were able to negotiate with the F.A. Premier League for the exclusive three-year right to broadcast the audio-visual images to the Middle East during the F.A. Premier League season. The terms and conditions of this first licensing arrangement were as follows: Based upon the transfer of $21,000 into the Premier League account on the 27th of July, 2004, Falcon Media had approximately 14 days to finalize the agreement subject to terms and conditions outlined below. The countries included: Algeria, Armenia, Azerbaijan, Bahrain, Egypt, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Mauritania, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, United Arab Emirates, Yemen, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, and Uzbekistan.

Our agreement with the F.A. Premier League for the exclusive three-year right to broadcast the audio-visual images to the Middle East during the F.A. Premier League season included many countries, including Iran, Sudan and Syria. The Company has had no contact whatsoever with any individuals, or the governments of Iran, Sudan, and Syria in the past, or present and no contact through direct arrangements, or indirect arrangements, other than with F.A. Premier League. Our Agreement with F.A. Premier League is/was to distribute its information in a broad manner, with no control over where the end user is located. We have not provided any products or services, nor had any contact with the governments of Iran, Sudan, and Syria or entities controlled by the governments of Iran, Sudan, and Syria.

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

Delivery of audio-visual images over the mobile phones is a market in its infancy. As the market grows, Falcon Media Services intends to be there with new and exciting products for the telecom companies.

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

We have also discovered that Telecom companies in the Middle East are not staffed in such a way to effectively handle the buying of such a variety of different product offerings from these leagues. By establishing ourselves as a “one-stop shop” of quality media content offerings, we believe we can quickly become the dominant player in this growing marketplace.

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

For the period December 13, 2005 through May 6, 2006, Falcon Media Services, Ltd. sold, pursuant to a private placement, 21,600 shares of common stock at $0.05 per share.

Results of Operations:
For the Nine-Month Periods Ended April 30, 2008 v. April 30, 2007

General and administrative expenses increased by approximately $43,709 for the nine months ended April 30, 2008, to $45,256, when compared to the same period in fiscal 2007.  This increase was due to increases in professional fees, consulting fees, and compensation of an officer of the Company.

The net loss increased from $1,547 to $45,256 for the nine months ended April 30, 2008, compared to the same period in fiscal 2007. This increase was directly related to the increase in general and administrative expenses described above.

We have, in our history, generated limited income from operations, have incurred substantial expenses, and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

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

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms.

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

Part II. Other Information

Item 1.	Legal Proceedings.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25 day of June, 2008.

Falcon Media Services, Ltd.
By:

/s/ John May
John May,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John May	President, CEO, Chief Executive	June 25, 2008
John May	Officer, Chief Financial/Accounting
Officer