Form 10KSB
period 2007-07-31
Extreme Mobile Coatings Corp., Ltd.
filed 2008-11-17
CIK 1421851

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission File number: 333-148425

EXTREME MOBILE COATINGS CORP. LTD.
(Exact name of small business issuer as specified in its charter)

United Kingdom
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

225 Two Oaks Drive
Nicholasville, Kentucky 40356
(Address of Principal executive offices) (Zip Code)

Issuer’s telephone number: (859) 887-1199

Securities registered under Section 12(b) of the Exchange Act
None
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not determinable inasmuch as there have been no reported trades of the Registrant’s ordinary shares.

As of November 1, 2008, there were 17,914,685 ordinary shares of Extreme Mobile Coatings Corp. Ltd. outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXTREME MOBILE COATINGS CORP. LTD.
and SUBSIDIARIES
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended July 31, 2008

Extreme Mobile Coatings Corp. Ltd. and Subsidiaries

Part I

Item 1.  Description of Business

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB (“Form 10-KSB”) contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements in future periods to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

About our Company

How our Company is Organized

Extreme Mobile Coatings Corp. Ltd. (the “Company”) was incorporated on July 28, 2004, in the United Kingdom under the name “Falcon Media Services, Ltd.” On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share. On September 16, 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“Extreme”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the stockholders of Extreme exchanged all of the outstanding shares of Extreme common stock for an aggregate of 13,505,085 ordinary shares of the Company (the “Share Exchange”). As a result of the Share Exchange, Extreme became a wholly owned subsidiary of the Company. On November 12, 2008, the Company amended its Certificate of Incorporation to change the name of the Company to “Extreme Mobile Coatings Corp. Ltd.” The Company has submitted notification of the name change to FINRA and expects to be assigned a new trading symbol for its common shares in the near future.

Our Business

The Company was formed to provide quality sports and event related content and services to the Middle Eastern markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements. Upon completion of the Share Exchange, the Company abandoned its original business plan. The Company is continuing the business of Extreme as its sole line of business.

Where You Can Find Us

The Company’s corporate offices are located at 3225 Two Oaks Drive, Nicholasville, Kentucky 40356, and its phone number is 859-887-1199. Its web site is www.extrememobilecoating.com.

Description of Extreme Mobile Coatings, Inc.

BUSINESS

General

Extreme Mobile Coatings, Inc. is a successor of A&C Coatings, LLC, which was formed in February 2007 to offer franchise opportunities to operate a mobile business which provides painting or coating on various surfaces utilizing a special patented mobile system developed by Xiom Corp. and licensed to Extreme. In addition, Extreme operates a mobile coating business in and around Nicholasville, Kentucky.

The Xiom coatings include coatings that:

•	reduce or mitigate microbe levels on various surfaces;

•	contain anti-foul polymers that reduce the accumulation of barnacles and other materials on marine vessels;

•	glow in the dark;

•	prevent or reduce slipping;

•	prevent graffiti from adhering to a surface; and

•	coat or surface with a chosen color.

Potential customers include hospitals, physician offices, schools, day care centers, marinas and other businesses and individuals.

The XIOM Technology

Materials used with the XIOM System are produced from various formulas of plastic powders. The powder mixture is melted and projected onto a substrate via a mixture of air and flammable gases that produce the actual coating. The air, flammable gases and powder mixture are brought together through a specialized and patented gun with a flame nozzle where the powder material is melted and sprayed forward onto the surface to be coated. The gases and heated coating are cooled by the surface that it adheres to.

Powder coating currently is a process in which metal parts are brought into a factory environment where they are cleaned and prepared to receive a powder coating. Plastic in powder form is then applied to the various metal parts by means of an electrostatic charge that causes the powder to adhere to the surface. The coated part is then heated in an oven for a period of time to cause the plastic to melt and adhere to the substrate. The XIOM process operates differently. Although the XIOM system uses plastic powder, the powder is not electrostatically charged in order for it to adhere to a substrate. The XIOM system uses a different mechanism which simultaneously applies and fuses the powder to a substrate. The advantages of this process is that the coating process is totally portable and can be applied anywhere, not necessarily in a factory setting, and can be applied without the use of an oven to cure the coating, and can be applied to most substrates in addition to the metal substrate to which powder coatings are traditionally applied in a factory, using an oven.

The XIOM plastic spray technology is unique and has patents pending. The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory. The patents will last, upon issuance for a period of 17 years, unless other patents are applied for. With the XIOM process, the on-site plastic powder coating process, coatings can be deposited on wood, steel, fiberglass, concrete and plastic - a variety of substrates not all available to traditional powder coating. The XIOM process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

The technology associated with the XIOM system was developed personally by two officers of XIOM. This technology was developed and enhanced over time with funding from contacts with the New York State Energy Research & Development Authority (“NYSERDA”). The refinements made to the technology pursuant to these contracts have resulted in the XIOM 1000 Thermal Spray system that is currently marketed for commercial sale.

History of the Technology

The history of applying polymer coatings dates back to the early 1950’s starting with the fluidized bed process and then in the 1960’s to the Electrostatic Powder Sprayer (“EPS”). Today EPS is the standard for applying organize polymer coatings. It is commonly referred to as “Powder Coating” which to those familiar with this process means EPS applied plastic powder coatings followed by oven curing at approximately 400 F, where melting and film formation takes place.

EPS is a large business today as polymer coatings, thermoplastic and thermoses are applied to a variety of substrates. They can be applied to cold surfaces before being cured to film thickness typically between 1 to 4 mils (50-200 microns). There are little Volatile Organic Compounds (“VOC”) and reduced Hazardous Air Pollutants (“HAP”). For these reasons EPS has captured substantial business from the established liquid coating processes known as traditional painting.

The XIOM products contain no VOCs. There is a current trend by the EPA to ban VOCs for products sold to the public for safety and health purposes, but there is no guarantee that XIOM’s VOC-less products, although safer, will prove to be any more functionally effective than those alternative coating products such as paints that do have VOCs.

The traditional powder coating industry, directly competitive to the XIOM products, usually requires a large investment in ovens and production lines, sophisticated preparation and cleaning equipment, and in many cases operates with sophisticated in-line computerized production control systems to manage the powder coating process. The XIOM system is designed to do powder coating outside a traditional factory setting. The system enables a plastic coating to be directly sprayed onto a surface, contains no preparation equipment and requires no oven with which to cure powder coatings. The XIOM system has no computerized control whatsoever and, in fact, does not even use electricity but relies on air, propane and oxygen to achieve a coating result.

Traditional powder coaters who do coating inside a factory environment could possibly try to re-engineer their systems to compete directly with the XIOM systems. But it would require them to manufacture smaller, more portable ovens as well as develop more portable production and control systems in order to compete with the XIOM systems on-site coating capability. In the event that enough traditional powder coaters alter their existing operations and create portable systems and ovens that could be mounted on mobile units equipped with power systems for operation, Extreme’s ability to sell mobile coating franchises could be compromised.

Unlike most painting systems, XIOM’s coatings have no dripping and overspray problems and absolutely no VOCs. XIOM materials cure instantly after being applied and no curing ovens are needed.

Due to the fact that the entire XIOM system weighs just 70 pounds, the entire system can be easily used onsite.

XIOM coatings can be applied at thicknesses from 3 mils up to 1 inch as compared to traditional powder coatings which usually vary from 1 to 4 mils thick. XIOM has asserted that thicker coatings generally give greater protection against corrosion than thin coatings, although it does not have definitive data to conclusively prove this assertion.

EPS applied plastic coatings are further characterized by their wide use in OEM and production applications for decorative purposes where appearance and durability are required. While there is some use of functional EPS coatings, by and large the vast majority of use for decorative applications. Large numbers of relatively small components can best take advantage of the economic benefits from EPS powder processing thus conforming to the limits of batch processing and over size restrictions.

The XIOM Thermal Spray Technology

The XIOM powder spray process uses the rich history of EPS Powder Coatings but takes the technology a step further to meet the field requirements of on-site liquid painting, thus bridging the gap between “in house” EPS and “on-site” liquid painting developing a true portable on-site polymer coating system.

Two major advances account for XIOM’s coating technology:

First, the XIOM 1000 Therman Spray system is currently XIOM’s only equipment product for on-site portability. It permits spraying of relatively low melting point polymer powder without over heating and generation of combustion with no VOCs. High deposit rate and efficiency further characterize the XIOM 1000 system.

Second, XIOM plastic powders are designed specifically for Thermal Spraying. New materials technology utilizing multiplex combinations, blends, additives and composites, this taking advantage of synergy and covalent bonding to produce exceptionally high adhesion to most substrates and functional properties heretofore not possible with polymers (plastic coatings). For instance, XIOM claims that it is the first to produce thermal sprayed polymer/zinc primer coats, which deliver very high quantities of zinc to the substrate for corrosion control. These polymer/zinc primer coatings not only bond securely to steel substrate, but they facilitate bonding of sprayed top coatings as well.

XIOM maintains that many XIOM powders are unique and therefore patentable, with patents pending. Substrates such as wood, plastic, masonry and fiberglass - not processable via EPS - are now readily sprayable with the XIOM 1000 system, along with steel, aluminum and non-ferrous substrates.

The new powder coatings properties produced with the XIOM 1000 system are manifested in the wide variety of applications both functional and decorative now solvable.

XIOM currently has approximately 20 varied material formulations to create spray coatings. The Coating functionality includes any-corrosions; wear resistance, architectural, anti-foul, anti-microbial, anti-graffiti, glow-in-the-dark, and grip and release. XIOM’s materials come in over 100 different colors. XIOM can mix ceramics and metals, if desired, for added wear, into its plastic coatings and can add anti-microbial formulations into the coatings. The system sprays eight pounds of plastic material an hour using different spray nozzles, allowing for both round patterns and up to a 9-inch fan spray pattern. The system is electrically controlled. The fuel system is oxygen and propane with air as a cooling gas. Preparation of surfaces is the same as for painting. Since these are plastic coatings, all solids with no hollows and voids, they will last longer than paint-based coating systems and can be applied thick or thin.

The XIOM License

Extreme has entered into a Master License Agreement with XIOM pursuant to which Extreme has been granted an exclusive license in the contiguous states of the United States to establish franchises to market, use and sell XIOM’s coating products and equipment. The license expires in October 2026, subject to Extreme’s right to extend the license for ten successive three (3) year periods by providing XIOM written notice of the election to extend at least six months prior to the expiration of the then current term. Each party has the right to terminate the license agreement in the event of a breach by the other party which is not cured within 30 days of the receipt of written notice of the breach, including in the case of a termination by XIOM, Extreme’s failure to establish ten franchises by December 31, 2009, and at least 10 franchises each year thereafter.

Extreme issued to XIOM an equity interest in Extreme in consideration of entering the license agreement. XIOM has agreed to sell XIOM products to Extreme’s franchisees; provided however, that neither Extreme nor its franchisees will be permitted to apply XIOM anti-microbial and/or anti-fouling coatings original equipment manufacturers, the U.S. government and its branches and agencies or certain “captive ships” for which applications are performed by XIOM employees.

Limited Operating History

The Company cannot guarantee Extreme will be successful in its business operations. Extreme’s business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. The Company is seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and its ongoing operations.

The Company can give no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand the Extreme operations and may possibly cease operations totally. Equity financing could result in additional dilution to the Company’s shareholders.

Employees

As of November 1, 2008, the Company had no employees except for one individual employed by Extreme. The Company believes that its relationship with the employee of Extreme is satisfactory. Neither the Company nor Extreme has suffered any labor problems since inception.

RISK FACTORS

The discussion below highlights some important risks that the Company has identified in connection with its acquisition of Extreme and other matters, but these should not be assumed to be the only factors that could affect the Company’s future performance and condition, financial or otherwise. The Company does not have a policy of updating or revising forward-looking statements, and silence by management over time should not be assumed to mean that actual events are bearing out as estimated in such forward-looking statements.

Actual or perceived sales of a significant number of shares of the Company’s ordinary shares in the public market could adversely affect the price of the shares.
The Company cannot predict the extent to which the dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of the Company’s ordinary shares will negatively affect the trading price of the ordinary shares or the liquidity of the ordinary shares.

Extreme has a limited operating history, will require additional capital and may not be successful in executing its business plan.
Extreme has conducted only limited operations to date. No assurance can be given that its business plan will be successful. In order to successfully pursue its business plan, Extreme will require additional capital which may be raised through the sale of ordinary shares of the Company or securities convertible into ordinary shares of the Company. Any such issuances would subject the stockholders of the Company to additional dilution, which could be substantial.

The absence of an operating history makes evaluation of Extreme’s business difficult.
Extreme is a recently formed company and has limited historical financial data upon which to base planned operating expenses or accurately forecast its future operating results. Revenue and income potential in Extreme’s business is unproven. As a development-stage company in an unproven market, Extreme faces risks and uncertainties relating to its ability to implement its business plan successfully.

Extreme’s franchise offering may not be accepted by potential franchisee’s, which would cause its business plan to fail.
Extreme plans to offer franchises to operate a mobile coating business utilizing sprays and coatings developed by XIOM Corp. and its success will depend on its ability to identify potential franchisees with the experience and financial resources to be effective operators of the franchised business. Extreme has not sold any franchises to date and there can be no assurance that it will be successful in selling franchises. If it fails to sell at least 10 franchises by December 31, 2009, and in each year thereafter, XIOM Corp. has the right to terminate the license granted to Extreme to market and sell franchises to utilize XIOM’s products. There is no assurance that Extreme will be successful in selling franchises or that XIOM Corp. will not terminate the license granted to Extreme.

Extreme will face intense competition from providers of similar services and products.
Extreme will face intense competition in the markets in which it operates, including competition from industrial liquid paint companies and providers of oven-baked powder coatings. Companies competing with Extreme and its franchisees may introduce products that are competitively priced, that demonstrate better performance or that incorporate technological advances not available to Extreme. Many of these potential competitors have financial, marketing and research resources that are substantially greater than those of Extreme.

Extreme plans to obtain products and equipment from XIOM Corp., its sole supplier, and its business will suffer if XIOM Corp. does not supply such products and equipment.
Substantially all of the coatings and related equipment that will be sold by Extreme to its franchisees and used in Extreme’s coating business will be supplied by XIOM Corp. As a result, Extreme’s business will depend on whether it will be able to obtain products and equipment from XIOM Corp. XIOM Corp. incurred operating losses during 2006 and 2007 and, as of June 30, 2008, it had a working capital deficiency. If XIOM Corp. were to cease operations, or if it were unable to unwilling to supply coatings and equipment to Extreme, Extreme might be unable to continue to pursue its existing business plan.

XIOM Corp. may not be granted patents to its equipment and processes.
XIOM Corp. has a number of patents pending that are important to the success of Extreme’s operations. These patents may not be granted. In addition, there can be no assurance that any issued patents will provide substantial protection or commercial value.

XIOM Corp.’s technology and products may not be accepted in the marketplace, which would cause Extreme’s business plan to fail.
XIOM Corp. has agreed to supply equipment and material for the onsite spraying of plastic onto surfaces such as metal, wood and concrete to Extreme. Extreme’s business will be dependant upon the continued need for these types of services. The XIOM Corp. equipment has been specifically developed for the application of the coatings it provides. There is no assurance that end users will require and seek the services of Extreme and/or its franchisees. In addition, there is no way to foresee if other processes are developed by a competitor that is superior to those offered by Extreme and its franchisees.

The former stockholders of Extreme have significant voting power and may take actions that may not be in the best interests of other stockholders.
As a result of the Share Exchange, the former stockholders of Extreme own approximately 99% of the Company’s ordinary shares. If these stockholders act together, they will be able to control the Company’s management and affairs requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s ordinary shares.

If the Company is unable to retain key personnel, it will have an adverse effect on its business.
The Company’s business, as conducted through Extreme, will be dependent on the efforts of Andrew Mazzone, Charles Woodward, James Zimbler and Michael Wade. The loss of any members of the Company’s management team or an inability to attract and retain sufficient numbers of other qualified management personnel would adversely affect the Company’s business and could have a material adverse effect on its ability to implement its business plan and its operating results and financial condition.

There has been no active public market for the Company’s securities, and prospective investors may not be able to resell their shares at or above the offering price, if at all.
There has been no active public market for the Company’s ordinary shares. An active public market for the Company’s ordinary shares may not develop in the future.

The market price of the the Company’s ordinary shares may fluctuate significantly in response to factors, some of which are beyond the Company’s control, such as product liability claims or other litigation; the announcement of new products or product enhancements by Extreme or its competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in Extreme’s competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in Extreme’s industry; and general market conditions and other factors, including factors unrelated to the operating performance of Extreme and the Company.

Additional risks are associated with becoming public through a “public shell company” or “reverse public offering.” For example, security analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Company’s ordinary shares. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of the Company in the future.

The ordinary shares may be considered a “penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the ordinary shares may drop below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the ordinary shares and may affect the ability of investors to sell their shares. In addition, since the ordinary shares are currently quoted on the OTC Bullet Board, investors may find it difficult to obtain accurate quotations of the ordinary shares and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Item 2. Description of Property

Extreme currently leases approximately 1,500 square feet of office space in Nicholasville, Kentucky which it utilizes as its corporate headquarters under a lease which expires in January 2009. In addition, Extreme leases approximately 2,000 square feet of office space in West Babylon, New York under a lease which expires in January 2010. The Company believes that these facilities are adequate and suitable for its current operations.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company or any Director, officer or affiliate of the Company, any owner of record or beneficial holder of more than 5% of any class of voting securities of the Company, or security holder is a party that is adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s ordinary shares are quoted on the OTC Bulletin Board. There have been no reported trades of the ordinary shares to date on the OTC Bullet Board.

The Company has never declared or paid cash dividends on its ordinary shares and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, and the financial condition of the Company and general business conditions.

The total number of shares that the Company is authorized to issue is 500,000,000 ordinary shares. As of November 1, 2008, there were approximately 17,914,685 ordinary shares outstanding and approximately 45 record holders of the Company’s ordinary shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

You should read the following plan of operation together with our audited financial statements and related notes appearing elsewhere in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on elsewhere in this Report.

Overview

The Company was incorporated on July 28, 2004, to provide quality sports and event related content and services to the Middle Eastern Markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements. The Company did not generate any revenues from these activities.

On September 16, 2008, the Company acquired all of the outstanding shares of Extreme Mobile Coatings, Inc. pursuant to the Share Exchange in which it issued an aggregate 13,505,085 ordinary shares in exchange for all of the outstanding shares of common stock of Extreme. Extreme is a successor to A&C Coatings, LLC, a Delaware limited liability company formed in February 2007 and converted under Delaware law to a Delaware corporation in January 2008. Extreme is a development stage company and has not achieved any revenues to date. Extreme plans to offer franchise opportunities to operate mobile businesses that provide painting or coatings on various surfaces using a patented mobile system, which is licensed to Extreme by Xiom Corporation. These coatings can be applied to various industrial surfaces to help reduce microbe levels, reduce the accumulation of barnacles on marine vessels, prevent slipping or prevent the adherence of graffiti, among other things. The potential customer base that Extreme has identified to which such coatings may be marketed includes hospitals and other health care facilities, schools, day care centers, marinas and the food service industry. Extreme also operates a mobile coating business in and around Nicholasville, Kentucky through which Extreme markets its products and services to potential customers directly.

Extreme plans to sell franchises in the states of Kentucky, Illinois, New York and California beginning in December 2008, or thereabout. Financial information pertaining to Extreme was included in the Form 8-K filed by the Company with the Securities and Exchange Commission on September 17, 2008. The Company has abandoned its original business plan and intends to operate Extreme as its sole line of business.

Limited Operating History

For the period from inception (February 2, 2007) through December 31, 2007, Extreme had no revenue. Expenses for the period totaled $421,617 resulting in a net (loss) of $421,617. The franchise opportunities and services that Extreme plans to offer incorporate new concepts and technologies, and therefore Extreme’s business plan is subject to the risks that are inherent in the development of any innovative product or service, such as the risk that the product will be found to be ineffective or uneconomical. Extreme is also subject to risks that are inherent in the establishment of any new business, including the risk that Extreme will be unable to raise sufficient capital to support its operations. Extreme may experience delays in marketing its franchise opportunities and services, or may not be capable of marketing its franchise opportunities and services at all. Extreme cannot guarantee that its business plan will be successful or that Extreme will be able to implement its business plan successfully.

Results of Operations for the 12 Months Ended July 31, 2008 and July 31, 2007

The Company achieved no revenues during either fiscal 2008 or 2007. General administrative expenses were $63,356 during the 12 months ended July 31, 2008 compared to $16,548 during the 12 months ended July 31, 2007. The increase was primarily due to an increase in consulting fees paid by the Company. The Company incurred a net loss of $63,356 during the 12 months ended July 31, 2008 compared to a net loss of $16,548 during the 12 months ended July 31, 2007. The increase in the net loss was directly related to the increase in general and administrative expenses described above.

The Company’s operating results in future periods are expected to differ materially in future periods as a result of its acquisition of Extreme.

For the period from inception (February 2, 2007) through December 31, 2007, Extreme had no revenue. Expenses for the period totaled $421,617 resulting in a loss from operations of $421,617.

Liquidity and Capital Resources

The Company had only $1,080 of cash at July 31, 2008, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

Extreme has funded its operations to date through loans and equity contributions made by its founders and will require additional funds to begin to implement its business plan. Extreme’s need for funds will increase as Extreme increases the scope of its development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets. As of June 30, 2008, Extreme had $29,435 in cash.

In March 2007, Extreme obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which it intended to use in a business unrelated to its mobile coating business. Extreme is seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan. As of June 30, 2008, $327,060 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of XIOM common stock. No assurance can be given that Extreme will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

The Company plans to finance its capital needs primarily through the proceeds from the sale of debt and/or equity securities. In addition, in April 2008, Extreme issued a promissory note to XIOM Corp. pursuant to which Extreme may borrow up to $150,000 from XIOM. A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid. As of June 30, 2008, $108,500 was due under the note, which is due in full on April 28, 2009 and bears interest at a rate of 5% per annum.

Extreme’s working capital and capital requirements will depend on several factors, including the level of resources that Extreme devotes to the development and marketing of its franchise opportunities and services.

The financial statements of the Company and Extreme are prepared on a going concern basis, which assumes that each respective entity will realize its assets and discharge its liabilities in the normal course of business. At June 30, 2008, Extreme had cash of $29,435, a working capital deficit of $299,322, stockholders’ deficit of $464,845 and an outstanding balance of long-term debt of $252,696. The Company’s financial condition as of July 31, 2008 and Extreme’s financial condition as of June 30, 2008 raise doubt as to the ability of each entity to continue its normal business operations as a going concern. A failure to raise additional capital will have a material adverse effect on the business and profits of the consolidated entity.

Off-Balance Sheet Arrangements

Neither the Company nor Extreme is a party to any off-balance sheet arrangements, and neither Extreme nor the Company engages in trading activities involving non-exchange traded contracts. In addition, neither the Company nor Extreme has any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of its assets.

Item 7. Financial Statements

The financial statements of the Company are set forth herein commencing on page F-1 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended July 31, 2008.

Item 8A. Controls and Procedures

Within the ninety-day period preceding the filing of this report, the Company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the “Disclosure Controls”) as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company will conduct periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Management

The following table sets forth certain information regarding the members the Company’s Board of Directors and executive officers as of November 1, 2008.

Name	Age	Position
Andrew Mazzone	64	Chairman
Charles Woodward	52	President, Chief Executive Officer and Director
James Zimbler	43	Executive Vice President, Treasurer, Secretary and Director
Michael Wade	67	Chief Financial Officer

Andrew Mazzone became Chairman of the Company upon completion of the Share Exchange in September 2008. He joined Extreme as Chairman in February 2007 and has been the Chairman and President of XIOM Corp. since its inception in 1998. Mr. Mazzone was the President of TTI at the time of the spin-out. He resigned as Sole Officer and Director of TTI on November 1, 2001. Thereafter, TTI acquired and changed its name to Steam Clean USA, Inc. on or about August 15, 2002. On July 1, 2003, Steam Clean USA, Inc. acquired Humana Trans Services Group, Ltd. At this point, Mr. Mazzone was invited to become Chairman of the Board of Directors. He served in that position until January 2004, when he resigned as Chairman but remained as a Director and until May 5, 2004, when he resigned from the Board entirely. From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp., a holding company, which subsidiary, Metco, was engaged in the business of development of metal spraying and metal powders. Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company in 1995. From 1995 to October 2001, Mr. Mazzone was President of Thermaltec International. At Metco, Mr. Mazzone held various positions, including as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President. Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts, in finance and an advanced degree in economics, with a specialty in economic history.

Charles Woodward joined the Company upon completion of the Share Exchange in September 2008. Mr. Woodward, a founder of Extreme, co-founded Contours Express, a franchisor of fitness centers in 1998, and served as its President from its inception until June 2005 when Contours Express was sold to a private equity group.

James W. Zimbler joined the Company upon the completion of the Share Exchange in September 2008. Mr. Zimbler, a founder of Extreme, has been a principal of Alpha Corporate Advisors, LLC, since its inception in May 2002. Alpha is involved as a consultant in the mergers and acquisitions of public companies and consulting for private companies that wish to access the public markets. Prior to becoming a founding member of Alpha, he was involved in consulting for capital raising, recapitalization and mergers and acquisitions for various clients. He has served on the Board of Directors and/or as officer of several companies since 2000, including Accountabilities, Inc., Triton Petroleum Group, Inc., Universal Media, Inc., and Genio Holdings, Inc.

Michael Wade joined the Company upon completion of the Share Exchange in September 2008 and has served as Chief Financial Officer of Extreme since its inception in February 2007. From 2005 until joining Extreme, he operated his own accounting practice, specializing in tax accounting and planning for new ventures. From 1992 until 2005, Mr. Wade served as an accountant for Contours Express.

Audit Committee and Financial Expert

The Company does not have an audit committee or an audit committee financial expert. Until its acquisition of Extreme, its corporate financial affairs were simple and each financial transaction could be viewed by any officer or Director at will. It is anticipated that the the Company Board of Directors will appoint an Audit Committee during the upcoming fiscal year.

Code of Ethics

The Company does not currently have a Code of Ethics applicable to its principal executive, financial and accounting officers; however, the Company plans to implement such a code in the upcoming fiscal year.

Item 10. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended July 31, 2008 and 2007 of its Chief Executive Officer. As indicated, no compensation was paid to the Company’s Chief Executive Officer during either the year ended July 31, 2008 or 2007, and no executive officer of the Company received total annual compensation for either the year ended July 31, 2008 or the year ended July 31, 2007 in excess of $100,000.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John May, President	07/31/08 07/31/07	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —

Securities Authorized for Issuance under Equity Compensation Plans

Neither the Company nor Extreme had any securities authorized for issuance under equity compensation plans as of July 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

Neither the Company nor Extreme had any outstanding equity compensation awards as of July 31, 2008.

Director Compensation

Neither the Company nor Extreme paid compensation to members of their Board of Directors for serving in such capacity during the year ended July 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of the Company Common Stock beneficially owned on November 1, 2008, after giving effect to the Share Exchange, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group. Each of such shareholders maintains a business address as set forth in the table:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares Outstanding
XIOM Corp.	4,511,926	25.2%
Andrew Mazzone	—	—
Charles Woodward	4,189,646 (1)	23.4%
James Zimbler	4,189,646 (2)	23.4%

Michael Wade	—
New Century Capital Management (3)	1,097,000	6.2%
Emerald Asset Advisors (4)	1,097,000	6.2%
Lake Grove Holdings, LLC (5)	1,097,000	6.2%
Serpent Holdings LLC (6)	1,097,000	6.2%

Directors and officers as a group (5 persons)	12,891,218	72.0%

(1)	These shares are owned by Bluegrass Mobile Power Coatings, LLC, a company wholly owned by Mr. Woodward.

(2)	These shares are owned by Keystone Capital Resources, LLC, a company wholly owned by Mr. Zimbler.

(3)	The individual with the power to direct the vote and disposition of these shares is Steve Apolant.

(4)	The individual with the power to direct the vote and disposition of these shares is Michael Xirinachs.

(5)	The individual with the power to direct the vote and disposition of these shares is Michael S. Krome.

(6)	The individual with the power to direct the vote and disposition of these shares is James Lyons.

Item 12. Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended July 31, 2008, the Company did not engage in any transactions with its officers, directors or 5% shareholders that require disclosure under the rules and regulations of the Securities and Exchange Commission. The information provided below pertains to transactions that have occurred between Extreme and its officers, directors and 5% shareholders.

In October 2006, Extreme entered into a Master License Agreement with XIOM pursuant to which Extreme has been granted an exclusive license in the contiguous states of the United States to establish franchises to market, use and sell XIOM’s coating products and equipment. XIOM was issued an equity interest in Extreme in consideration of entering into the Master License Agreement. See the section of this report captioned “The XIOM License” in Item 2.01 for a more detailed description of the Master License Agreement.

As of June 30, 2008, Charles Woodward, the President and Chief Executive Officer of Extreme, has loaned Extreme an aggregate of $40,780. The loans are non-interest bearing and have no terms for repayment. As of July 31, 2008, the entire principal amounts of the loans remained outstanding.

As of June 30, 2008, James Zimbler, Executive Vice President, Treasurer and Secretary of Extreme, has loaned Extreme an aggregate of $19,488. The loans are non-interest bearing and have no terms for repayment. As of July 31, 2008, the entire principal amounts of the loans remained outstanding.

In April 2008, Extreme issued a promissory note to a principal stockholder, XIOM Corp., pursuant to which Extreme may borrow up to $150,000 from XIOM A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid. As of June 30, 2008, $108,500 was due under the note, which is due in full on April 28, 2009, and bears interest at a rate of 5% per annum.

In March 2008, Extreme entered into a Consulting Agreement with Scott R. Hamann, M.D., who was appointed as a director of the Company upon the closing of the Share Exchange. Pursuant to the Consulting Agreement, Dr. Hamann has agreed to provide services to Extreme in connection with introducing public and healthcare facilities, as well as other healthcare providers, to Extreme. In addition, Dr. Hamann has agreed to recruit members for a scientific advisory board for Extreme. For the initial twelve months of the Agreement, Extreme will be required to pay Dr. Hamann 2% of its net revenues. For the following twelve month period, Extreme will be required to pay Dr. Hamann 2% of net revenues plus an additional 1% of net revenues from customers introduced to Extreme by Dr. Hamann. In addition, Extreme is required to pay Dr. Hamann $250 per hour for consulting services, with a minimum guarantee of four hours per month.

Since the Company does not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by its Board of Directors. Thus, there is a potential conflict of interest in that the Company’s Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. It is anticipated that policies for reviewing related party transactions will be developed in conjunction with the appointment of the Company’s audit committee in the upcoming fiscal year.

Item 13. Exhibits

Index to Exhibits

Exhibit	Description of Exhibit
2.1	Share Exchange Agreement among the Registrant, Extreme Mobile Coatings, Inc. and the stockholders of Extreme Mobile Coatings, Inc.(1)

3.1	Certificate of Incorporation of the Registrant (2).

3.2	By-laws of the Registrant. (2)

10.1	Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc. (1)

10.2	First Amendment to Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc. (1)

10.3	Consulting Agreement dated as of March 1, 2008 between Extreme Mobile Coatings, Inc. and Scott R. Hamann, M.D. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A- 14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A- 14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2008.

(2)	Incorporated by reference to similarly numbered exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on January 2, 2008.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by Davis Accounting Group, P.C., the Company’s independent auditors for the fiscal years ended July 31, 2008 and 2007.

Audit Fee	2008	2007
Audit-Related Fees	$6,500	$13,000
Financial Information Systems	—	—
Design and Implementation Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of its financial statements included in its Forms 10-QSB and Forms 8-K filed during the fiscal year ended July 31, 2008 and the registration statement that the Company filed with the Securities and Exchange Commission in January 2008. Before the Davis Accounting Group P.C. was engaged by the Company to render its audit services, the engagement was approved by the Company’s Board of Directors.

The Company did not incur any fees associated with non-audit services to Davis Accounting Group, P.C. relating to the years ended July 31, 2008 or 2007

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 14, 2008.

Extreme Mobile Coatings Corp.

By:	/s/ Charles Woodward
Charles Woodward, President and CEO

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Charles Woodward as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on November, 2008.

Signature	Title	Date

/s/ Andrew Mazzone	Chairman of the Board	November 14, 2008
Andrew Mazzone

/s/Charles Woodward	President and CEO	November 14, 2008
Charles Woodward	and Director

/s/James W. Zimbler	Executive Vice President,	November 14, 2008
James W. Zimbler	Treasurer, Secretary and Director

/s/ Michael Wade	Chief Financial Officer,	November 14, 2008
Michael Wade

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Extreme Mobile Coatings Corp Ltd.:

We have audited the accompanying balance sheets of Extreme Mobile Coatings Corp Ltd. (a United Kingdom corporation in the development stage and formerly Falcon Media Services, Ltd.) as of July 31, 2008, and 2007, and the related statements of operations and comprehensive (loss), stockholder’s (deficit), and cash flows for each of the two years in the period ended July 31, 2008, and from inception (July 28, 2004) through July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Mobile Coatings Corp Ltd. as of July 31, 2008, and 2007, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2008, and from inception (July 28, 2004) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenues to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
September 2, 2008.

EXTREME MOBILE COATINGS CORP LTD.
(FORMELRY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2008, AND 2007

ASSETS
	2008	2007
Current Assets:
Cash on hand	$1,080	$1,080
Prepaid expenses	71,467	—

Total current assets	72,547	1,080

Total Assets	$72,547	$1,080

LIABILITIES AND STOCKHOLDER'S (DEFICIT)

Current Liabilities:
Accrued liabilities	$55,000	$61,500
Due to related parties	16,156	16,453
Due to unrelated party	7,611	7,779

Total current liabilities	78,767	85,732

Total liabilities	78,767	85,732

Commitments and Contingencies

Stockholder's (Deficit):
Common stock, par value $0.001 per share in 2008 and $2 per share in
2007; 500,000,000 shares authorized in 2008, and 10,000 shares authorized in 2007; 4,409,600 shares and 1 share issued and outstanding
in 2008 and 2007, respectively	4,410	2
Common stock subscribed - 21,600 shares of common stock	—	1,080
Additional paid-in capital	137,935	—
Accumulated other comprehensive (loss)	(1,549)	(2,074)
(Deficit) accumulated during the development stage	(147,016)	(83,660)

Total stockholder's (deficit)	(6,220)	(84,652)

Total Liabilities and Stockholder's (Deficit)	$72,547	$1,080

The accompanying notes to financial statements are an integral part of these balance sheets.

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004)
THROUGH JULY 31, 2008

			Cumulative
	Years Ended July 31,		From
	2008	2007	Inception

Revenues	$—	$—	—

Expenses:
General and administrative:
Professional fees	6,500	16,500	68,000
Consulting fees	55,533	—	55,533
Audio visual rights	—	—	21,000
Officer's compensation paid by issued shares	1,263	—	1,263
Accounting and tax preperation	—	(11)	652
Licenses, fees, and other	60	59	569

Total general and administrative expenses	63,356	16,548	147,017

(Loss) from Operations	(63,356)	(16,548)	(147,017)

Other Income (Expense)	—	—	1

(Loss) before Income Taxes	(63,356)	(16,548)	(147,016)

Provision for income taxes	—	—	—

Net (Loss)	(63,356)	(16,548)	(147,016)

Comprehensive (Loss):			—

United Kingdom currency translation	525	(1,922)	(1,549)

Total Comprehensive (Loss)	$(62,831)	$(18,470)	$(148,565)

(Loss) Per Common Share:
(loss) per common share - Basic and Diluted	$(0.02)	$(16,548.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,638,532	1

The accompanying notes to financial statements are an integral part of these statements.

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JULY 28, 2004)
THROUGH JULY 31, 2008

						(Deficit)
					Accumulated	Accumulated
			Additional	Common	Other	During the
	Common stock		Paid-in	Stock	Comprehensive	Development
Description	Shares	Amount	Capital	Subscribed	Income (Loss)	Stage	Totals

Balance - July 28, 2004	$—	$—	$—	$—	$—	$—	$—

United Kingdom currency translation	—	—	—	—	—	—	—

Common stock issued for cash	1	2	—	—	—	—	2

Net (loss) for the period	—	—	—	—	—	(14,999)	(14,999)

Balance - July 31, 2004	1	2	—	—	—	(14,999)	(14,997)

United Kingdom currency translation	—	—	—		1,104	—	1,104

Net (loss) for the period	—	—	—		—	(37,059)	(37,059)

Balance - July 31, 2005	1	2	—	—	1,104	(52,058)	(50,952)

United Kingdom currency translation	—	—	—		(1,256)	—	(1,256)

Common stock subscribed - 21,600 Shares	—	—	—	1,080	—	—	1,080

Net (loss) for the period	—	—	—		—	(15,054)	(15,054)

Balance — July 31, 2006	1	2	—	1,080	(152)	(67,112)	(66,182)

United Kingdom currency translation	—	—	—		(1,922)	—	(1,922)

Net (loss) for the period	—	—	—		—	(16,548)	(16,548)

Balance - July 31, 2007	1	2	—	1,080	(2,074)	(83,660)	(84,652)

United Kingdom currency translation	—	—	—	—	525	—	525

Change in par value of common stock	—	(2)	2	—	—	—	—

Common stock issued for officer's compensation	1,262,999	1,263	—	—	—	—	1,263

Common stock issued for consulting fees	3,125,000	3,125	136,875	—	—	—	140,000

Issuance of common stock subscribed	21,600	22	1,058	(1,080)	—	—	—

Net (loss) for the period	—	—	—		—	(63,356)	(63,356)

Balance - July 31, 2008	4,409,600	$4,410	$137,935	$—	$(1,549)	$(147,016)	$(6,220)

The accompanying notes to financial statements are an integral part of this statement.

F—5

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2008, AND 2007, AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004)
THROUGH JULY 31, 2008

	Years Ended July 31,		Cumulative From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(63,356)	$(16,548)	(147,016)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Consulting fees paid by issued shares	140,000		140,000
Officer's compensation paid by issued shares	1,263		1,263
Write-off of audio visual rights	—	—	21,000
Changes in net liabilities-
Accrued liabilities	(6,500)	15,833	55,000
Prepaid expenses	(71,467)		(71,467)

Net Cash Provided by Operating Activities	(60)	(715)	(1,220)

Investing Activities:
Audio visual rights	—	—	(21,000)

Net Cash (Used in) Investing Activities	—	—	(21,000)

Financing Activities:
Proceeds from issuance of common stock	—	—	1,082
Due to related parties	(297)	2,019	16,156
Due to unrelated party	(168)	618	7,611

Net Cash (Used in) Financing Activities	(465)	2,637	24,849

Effect of Exchange Rate Changes on Cash	525	(1,922)	(1,549)

Net Increase in Cash	—	—	1,080

Cash - Beginning of Period	1,080	1,080	—

Cash - End of Period	$1,080	$1,080	$1,080

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

On December 26, 2007, Extreme issued 2,000,000 shares of common stock for consulting services valued at $90,000, and performed in accordance with a consulting agreement dated December 1, 2007.

On December 26, 2007, Extreme issued 1,125,000 shares of common stock for consulting services valued at $50,000, and performed in accordance with a consulting agreement dated December 1, 2007.

On December 26, 2007, Extreme issued 1,262,999 shares of common stock for Director Services valued at $1,263, and performed in accordance with a Compensation agreement dated December 1, 2007.

The accompanying notes to financial statements are an integral part of these statements.

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Extreme Mobile Coatings Corp Ltd. (the “Company” or “Extreme”) is a United Kingdom corporation in the development stage. The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004. On November 25, 2004, the Company changed its name to Falcon Media Services, Ltd. On November 12, 2008, the Company changed its name to Extreme Mobile Coatings Corp Ltd. The business plan of the Company was to sell cellular phone content to joint venture partners within the Middle East. The cellular phone content to be offered throughout the Middle East includes highlights of the Premier League’s football (American soccer) matches and other media. The accompanying financial statements of Extreme Mobile Coatings Corp Ltd. were prepared from the accounts of the Company under the accrual basis of accounting.

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

 Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended July 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2008, and 2007.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company’s functional currency is the British Pound. Under SFAS 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

 Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No.130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the years ended July 31, 2008, and 2007, and cumulative from inception, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2008, and 2007, and revenues and expenses for the periods ended July 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and the business plan of the Company was to sell cellular phone content to joint venture partners within the Middle East. The cellular phone content to be offered throughout the Middle East includes highlights of the Premier League’s football (American soccer) matches and other media.

Initial activities of the Company through July 31, 2008, include organization and incorporation, issuance of common stock to a Director, target market identification, marketing plans, and other capital formation activities. In addition, Extreme commenced a capital formation activity to effect a Registration Statement on Form SB-2 with the SEC to register 3,784,600 shares of common stock on behalf of selling stockholders. On January 2, 2008, the Company filed a Registration Statement on Form S-1 with the SEC to register 3,784,600 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on February 14, 2008. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of July 31, 2008, and 2007, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

(3) Overseas Mobile Broadcasting Rights

On July 27, 2004, the Company transferred $21,000 to The F.A. Premier League as a prepayment for the International Audio-visual Rights by Means of Mobile Wireless Technology for the Region of the Middle East (Algeria, Armenia, Azerbaijan, Bahrain, Egypt, Iran, Iraq, Jordan, Kuwait, Lebanon, Libya, Mauritania, Morocco, Oman, Qatar, Saudi Arabia, Sudan, Syria, Tunisia, United Arab Emirates, Yemen, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Uzbekistan) (the “International Mobile Rights”). Subsequent to July 31, 2004, on August 6, 2004, the Company was officially awarded the International Mobile Rights. The Company acquired the rights for the soccer seasons from 2004/05 through 2006/07 (3 years) at a cost of $2,100,000. The Company was be required to make eight equal payments of $259,875 throughout the period covered by the International Mobile Rights, with the first payment due on August 23, 2004. The Company was unable to make the required initial payment when due, and lost its claim to the International Mobile Rights.

For the period ended July 31, 2005, the Company reversed the cost of the International Mobile Rights and the attendant remaining contractual obligation, and recorded the $21,000 prepayment as an expense.

For the periods ended July 31, 2008, and 2007, the Company continued with its marketing and capital formation activities to seek business opportunities for the delivery of cellular phone content related to soccer matches, and other media in the Middle East.

(4) Due to Unrelated Party

As of July 31, 2008, and 2007, the Company owed to an unrelated party $7,611, and $7,779, respectively, for a working capital loan. The loan is unsecured, non-interest bearing, and has no terms for repayment.

(5) Common Stock

On June 27, 2004, the Company issued one share of common stock to a Director of the Company valued at a price of $2 (par value) for cash.

On December 13, 2005, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to issue up to 21,600 shares of its common stock at an offering price of $0.05 per share for total proceeds of $1,080. The PPO was closed on May 6, 2006, and proceeds amounted to $1,080. Because the authorized common stock of the Company was insufficient at the time of the completion of the PPO, the stock certificates related thereto were not issued until December 26, 2007. As such, as of July 31, 2007, and 2006, the PPO transaction was presented as common stock subscribed in the accompanying financial statements.

On October 17, 2006, the Company amended its Certificate of Incorporation to increase the authorized capital to 10,000 shares of common stock, par value of $2 per share.

On August 23, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 50,000 shares of common stock, par value of $2 per share.

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

(6) Income Taxes

The provision (benefit) for income taxes for the periods ended July 31, 2008, and 2007, were as follows (using a 20 percent effective income tax rate):

	2008	2007

Current Tax Provision:
Foreign-
Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Foreign-
Loss carryforwards	$12,671	$3,310
Change in valuation allowance	(12,671)	(3,310)

Total deferred tax provision	$—	$—

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

The Company had deferred income tax assets as of July 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$29,403	$16,732
Less - Valuation allowance	(29,403)	(16,732)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended July 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of July 31, 2008, the Company had approximately $147,016 in tax loss carryforwards that can be utilized in future periods to reduce taxable income.

(7) Related Party Transactions

As described in Note 5, the Company issued one share of common stock to a Director of the Company for consideration of $2 (par value) in cash.

On December 26, 2007, the Company issued 1,262,999 shares of common stock, par value $0.001, to its sole Director and officer for services rendered, at par value of $1,263.

As of July 31, 2008, and 2007, the Company owed to a Director and a stockholder of the Company, and to a former Director and stockholder of the Company a total of $16,156, and $16,453, respectively, for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(8) Commitments and Contingencies

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

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007
(9) Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of the Company does not believe that the adoption of this pronouncement will have an impact on the financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations - Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” - see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The management of the Company does not believe that the adoption of this pronouncement will have an impact on its financial statements.

On March 19, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The management of the Company does not believe that the adoption of this pronouncement will have an impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

EXTREME MOBILE COATINGS CORP LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not believe that the adoption of this pronouncement will have an impact on its financial statements.

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Extreme does not expect the adoption of this pronouncement to have material impact on its financial statements.

(10)  Subsequent Event

In September 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“EMC”), entered into an Exchange Agreement pursuant to which the stockholders of EMC exchanged all of the issued and outstanding shares of EMC common stock (13,505,085 shares post forward stock split) for an aggregate of 13,505,085 ordinary shares of the Company. As a result of the Share Exchange, EMC became a wholly owned subsidiary of the Company.