Form 10-Q
period 2008-09-30
Extreme Mobile Coatings Corp., Ltd.
filed 2008-11-24
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
__________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File number: 333-148425
___________________________

EXTREME MOBILE COATINGS CORP., LTD.
(Exact name of small business issuer as specified in its charter)

United Kingdom (State or other jurisdiction of Incorporation or organization)	11-3460949 (IRS Employee Identification No.)

225 Two Oaks Drive
Nicholasville, Kentucky 40356
(Address of principal executive offices)

(859) 887-1199
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                         Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of November 30, 2008, there were 17,914,685 ordinary shares of the Registrant’s common stock outstanding.

EXTREME MOBILE COATINGS CORP., LTD
f/k/a FALCON MEDIA SERVICES, LTD.
Form 10-Q

Part I – Financial Information

Item 1.  Financial Statements

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

EXTREME MOBILE COATINGS CORP., LTD
 (FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current Assets:
Cash in bank	$376	$10,137
Accounts receivable - Trade	1,125	-
Prepaid expenses	11,879	73,333
Total current assets	13,380	83,470
Property and Equipment:
Office and computer equipment	13,182	5,514
Trailer	34,200	-
Less - Accumulated depreciation	(5,293)	(539)
Net property and equipment	42,089	4,975
Other Assets:
License agreement, net of accumulated amortization of $4,402 and $2,421, in 2008 and 2007, respectively	47,521	49,502
Trademark, net of accumulated amortization of $166 and $17 in 2008 and 2007, respectively	825	974
Security deposit	3,330	-
Total other assets	51,676	50,476
Total Assets	$107,145	$138,921

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of long-term debt	$75,955	$71,280
Accounts payable - Trade	77,457	12,500
Accrued liabilities	78,149	21,636
Due to related parties - Directors and stockholders	117,904	43,574
Due to unrelated party	-	7,675
Promissory note - XIOM Corp. - Related party	108,500	-
Total current liabilities	457,965	156,665
Long-term Debt, less current portion:
Bank loan	239,352	284,506
Total long-term debt	239,352	284,506
Total liabilities	697,317	441,171
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized; 17,915,685 shares issued and outstanding	17,915	17,915
Additional paid-in capital	119,887	101,452
(Deficit) accumulated during the development stage	(727,974)	(421,617)
Total stockholders' (deficit)	(590,172)	(302,250)
Total Liabilities and Stockholders' (Deficit)	$107,145	$138,921

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS CORP., LTD
FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2008
(Unaudited)
	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2008	2007	2008	2007	Inception

Revenues	$1,343	$-	$2,343	$-	$2,343
Expenses:
General and administrative	159,922	6,983	276,289	12,514	316,487
Depreciation and amortization	2,963	862	6,745	2,082	9,722
Total expenses	162,885	7,845	283,034	14,596	326,209
(Loss) from Operations	(161,542)	(7,845)	(280,691)	(14,596)	(323,866)
Other Income (Expense)
Interest expense	(7,166)	(5,160)	(25,666)	(10,880)	(47,307)
Loss on asset purchase agreement	-	-	-	-	(356,801)
Total other Income (Expense)	(7,166)	(5,160)	(25,666)	(10,880)	(404,108)
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(168,708)	$(13,005)	$(306,357)	$(25,476)	$(727,974)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	17,914,685	13,505,086	17,914,685	13,505,086

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS CORP., LTD
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended	Cumulative
	September 30,	September 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(306,357)	$(25,476)	$(727,974)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation amortization	6,884	2,082	9,861
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization due to reverse merger	10,760	(823)	109,797
Changes in net assets and liabilities-
Accounts receivable - Trade	(1,125)	-	(1,125)
Prepaid expenses	61,454	-	(11,879)
Security deposit	(3,330)	-	(3,330)
Accounts payable - Trade	64,957	28,511	77,457
Accrued liabilities	56,513	-	78,149
Net Cash (Used in) Provided by Operating Activities	(110,244)	4,294	(112,243)
Investing Activities:
Purchases of equipment	(41,868)	(4,838)	(47,382)
Asset purchase agreement	-	(360,000)	(360,000)
Advance/Partial repayment on Asset purchase agreement	-	6,472	3,199
License agreement	-	(25,000)	(25,000)
Trademark	-	-	(991)
Net Cash (Used in) Investing Activities	(41,868)	(383,366)	(430,174)
Financing Activities:
Proceeds from bank loan	-	400,000	400,000
Payment of principal on bank loan	(40,479)	(22,047)	(84,693)
Issuance of common stock for cash	-	-	1,082
Proceeds from promissory note - XIOM Corp.	108,500	-	108,500
Proceeds from unrelated party	-	341	-
Due to related parties - Stockholders	74,330	2,782	117,904
Net Cash Provided by Financing Activities	142,351	381,076	542,793
Net Increase in Cash	(9,761)	2,004	376
Cash - Beginning of Period	10,137	1,080	-
Cash - End of Period	$376	$3,084	$376

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$25,666	$5,720	$47,307
Income taxes	$-	$-	$-

Effective February 2, 2007, the Company issued 4,511,926 shares (post forward stock split) of its common stock in connection with a master licensing agreement with XIOM Corp. valued at $26,923.

On September 16, 2008, the Company issued 613,867 shares of common stock for professional services valued at $55,000.

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Extreme Mobile Coatings Corp., Ltd. (“Extreme” or the “Company” and formerly Falcon Media Services, Ltd.) is a United Kingdom corporation in the development stage. The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004. On November 25, 2004, the Company changed its name to the Falcon Media Services, Ltd. On November 12, 2008, the Company changed its name to the Extreme Mobile Coatings Corp., Ltd.

On September 16, 2008, Extreme entered into a share exchange transaction (the “Share Exchange”) with Extreme Mobile Coatings, Inc. (“EMC”), a Delaware corporation, and its stockholders pursuant to which Extreme agreed to acquire 100 percent of outstanding shares of EMC in exchange for 13,505,085 shares of common stock of Extreme. Originally, the business plan of Extreme was to sell cellular phone content to joint venture partners within the Middle East. The cellular phone content that was to be offered throughout the Middle East included highlights of the Premier League’s football (American soccer) matches and other media. However, as of September 16, 2008, Extreme discontinued this business plan to focus on establishing franchises to market, use, and sell coating products and equipment licensed from XIOM Corp. The accompanying financial statements of Extreme were prepared from the accounts of the Company under the accrual basis of accounting.

Given that EMC is considered to have acquired Extreme by a reverse merger through a Share Exchange, and its former stockholders currently have voting control of Extreme, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2008, and December 31, 2007, and the operations for nine months ended September 30, 2008, and 2007, and cumulative from inception of EMC under the name of Extreme. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Extreme brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and December 31, 2007, and for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and December 31, 2007, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

License Agreement

The Company capitalizes the costs incurred to acquire franchise rights. Such costs are amortized over the remaining useful life of the related rights (see Note 3).

Servicemark

The Company obtained a servicemark from the State of Kentucky effective December 26, 2007, and registered it with the U.S. Patent and Trademark Office. The servicemark covers the name “Extreme Mobile Coating.” The cost of obtaining the servicemark has been capitalized by the Company, and is being amortized over a period of five years.

Revenue Recognition

Extreme is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from the development and sale of franchises and licensed products and equipment. Revenues will be recognized for financial reporting purposes when delivery has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

Impairment of Long-Lived Assets

Extreme evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. Extreme records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended September 30, 2008 and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2008, and 2007.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Income Taxes

For the period ended December 31, 2007, and through January 25, 2008, EMC was a partnership for income tax purposes. Income or losses from EMC were combined with the income and expenses of the members from other sources and reported in the members’ individual federal and state income tax returns. EMC was not a taxpaying entity for federal and state income tax purposes, therefore, no income tax expense was recorded in the financial statements. Income of EMC was taxed to the members on their respective income tax returns.

Subsequent to January 25, 2008, EMC became a corporation for income tax purposes. As such, the Company and EMC will account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Fair Value of Financial Instruments

Extreme estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and December 31, 2007, and revenues and expenses for the periods ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Fiscal Year End

The Company has amended its Bylaws to change its fiscal year end from July 31 to December 31.

(2) Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from XIOM Corp. Initial activities of Extreme through September 30, 2008, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, and other capital formation activities.

While the management of Extreme believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain its operations. Extreme also intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of Extreme as a going concern. Extreme has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about Extreme’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Master License Agreement

On October 25, 2006, EMC entered into a Master License Agreement (the “License Agreement”) with XIOM Corp. (“XIOM”), a related party Delaware corporation. XIOM develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment. Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America. The License Agreement expires in the year 2026. EMC has the option to extend the License Agreement for 10 successive three-year periods. The cost of obtaining the License Agreement amounted to $49,502, and is being amortized over a period of 19.6 years. EMC issued 4,511,926 shares (post forward stock split) of its common stock, valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(4) Asset Purchase Agreement

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000. Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction. In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6). EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment. EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519. The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed. EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan. There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan. As of December 31, 2007, EMC wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.

(5) Related Party Transactions

As of September 30, 2008, the Company owed to two stockholders $117,904 for various working capital loans received during the period. The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company. Per the terms of the Note, EMC may borrow up to $150,000 from XIOM, at an interest rate of 5.0%. An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC. The remaining amount of the Note is to be repaid by EMC by April 28, 2009. As of September 30, 2008, EMC had borrowed $108,500 from XIOM under the terms of the Note.

(6) Long-term Debt and Lease

Operating Leases

EMC currently has an operating lease commitment for office space with an unrelated party for the period of 12 months. The operating lease period was from February 1, 2007, through January 31, 2008, at an annual lease obligation of $9,000. In 2008, EMC extended the lease agreement for an additional 12 months.

In January of 2008, EMC entered into an operating lease agreement with an unrelated party for office space in the state of New York. The lease period is from January 15, 2008, through January 14, 2010, at an annual lease obligation of $19,980. The lease agreement also required that EMC place a security deposit of $3,330 with the lessor.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Long-term Debt

EMC obtained a bank loan for $400,000 on April 17, 2007, and used $360,000 of the proceeds from the loan to fund the acquisition of the SABA Equipment. The bank loan has the following terms:

2008
Bank loan, monthly payments through April 17, 2012; interest at 8.50% per annum; secured	$315,307
Promissory note, due on April 28, 2008, interest at 5.0% per annum; unsecured	108,500
423,807
Less - Current portion	(184,455)
Long-term portion	$239,352

Collateral for the loan consists of all assets of EMC (including the SABA Equipment), 146,785 shares of common stock of XIOM Corp. (a related party), and personal guarantees from Messrs. Charles Woodward, Andrew Mazzone, and James Zimbler, Directors of the Company, (who also represent entities that are stockholders of the Company).

Future minimum long-term debt payments required are as follows:

Year ending September 30,	Amount
2009	$184,455
2010	82,669
2011	89,976
2012	66,707
Total	$423,807

(7) Common Stock

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

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

Effective September 16, 2008, the Company entered into a Share Exchange with the shareholders of EMC, whereby Extreme acquired all of the issued and outstanding capital stock of EMC (13,505,085 shares) in exchange for 13,505,085 shares of common stock of the Company. The common stock of the Company has a par value of $0.001 per share. As a result of the Share Exchange, the stockholders of EMC control the Company, and EMC has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Share Exchange. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and EMC brought forward at their historical bases.

(8) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of Extreme is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to:

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

This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of Extreme does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Extreme does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of Extreme does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

EXTREME MOBILE COATINGS CORP., LTD.
(FORMERLY FALCON MEDIA SERVICES, LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

(9)  Commitments and Contingencies

On March 1, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Scott R. Hamann, MD, Phd (“Mr. Hamann”). Mr. Hamann shall provide services to the Company in connection with introducing the Company to public and healthcare facilities as well as other healthcare providers. In addition, Mr. Hamann will establish and recruit members for a “Scientific Advisory Board” for the Company. The term of the agreement is three years. For the first 12-month period commencing on the effective date, the Company will pay Mr. Hamann 2% of the net revenues received by the Company. In addition, for the second 12-month period from the effective date, the Company will continue to pay 2% of net revenues, and an additional 1% of net revenues from customers introduced to the Company by Mr. Hamann. Regardless of the net revenues generated, the Company will pay Mr. Hamann $250 per hour for consulting services rendered, with a minimum guarantee of four hours per month.

On April 28, 2008, Extreme entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company. Per the terms of the Note, Extreme may borrow up to $150,000 from XIOM, at an interest rate of 5.0%. An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company. The remaining amount of the Note is to be repaid by the Company by April 28, 2009. As of September 30, 2008, the Company had borrowed $108,500 from XIOM under the terms of the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Information

This Form 10-Q includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including our ability to raise capital, national and local economic conditions, conditions and trends in the coatings industry in general, changes in interest rates, commercial acceptance of our franchise offering, the effect of government regulation on our operations and other factors described from time to time in filings with the Securities and Exchange Commission.

Overview

We were incorporated on July 28, 2004, to provide quality sports and event related content and services to the Middle Eastern Markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements. We did not generate any revenues from these activities.

On September 16, 2008, we acquired all of the outstanding shares of Extreme Mobile Coatings, Inc. (“EMC”) pursuant to a share exchange transaction (the “Share Exchange”) in which we issued an aggregate 13,505,085 ordinary shares in exchange for all of the outstanding shares of common stock of EMC. Upon completion of the Share Exchange, our Board of Directors was reconstituted with designees of EMC replacing our then current Board of Directors. Further, upon the completion of the Share Exchange, we abandoned our prior business plan and the operations of EMC acquired as a result of the Share Exchange became our sole line of business. The ordinary shares issued to the former shareholders of EMC represented approximately 99% of our outstanding ordinary shares after giving effect to the Share Exchange, and, as a result, the Share Exchange transaction was accounted for as a reverse acquisition with EMC as the acquiring party and Extreme Mobile Coatings Corp., Ltd. (then known as Falcon Media Services, Ltd.) as the acquired party. Accordingly, the historical financial information set forth in this report is that of EMC unless the context otherwise requires.

EMC is a successor to A&C Coatings, LLC, a Delaware limited liability company formed in February 2007, and converted under Delaware law to a Delaware corporation in January 2008. EMC is a development stage company and has not achieved any revenues to date. EMC plans to offer franchise opportunities to operate mobile businesses that provide painting or coatings on various surfaces using a patented mobile system, which is licensed to EMC by Xiom Corporation. These coatings can be applied to various industrial surfaces to help reduce microbe levels, reduce the accumulation of barnacles on marine vessels, prevent slipping or prevent the adherence of graffiti, among other things. The potential customer base that EMC has identified to which such coatings may be marketed includes hospitals and other health care facilities, schools, day care centers, marinas and the food service industry. EMC also operates a mobile coating business in and around Nicholasville, Kentucky through which EMC markets its products and services to potential customers directly.

EMC plans to sell franchises in the states of Kentucky, Illinois, New York, and California beginning in December 2008, or thereabout. Financial information pertaining to EMC was included in the Form 8-K that we with the Securities and Exchange Commission on September 17, 2008. We have abandoned our original business plan and intend to operate EMC as our sole line of business. The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto and other information provided in this report.

Limited Operating History

We have achieved only nominal revenue to date, and there is limited historical financial information about us upon which to base an evaluation of our performance. The franchise opportunities and services that we plan to offer incorporate new concepts and technologies, and therefore our business plan is subject to the risks that are inherent in the development of any innovative product or service, such as the risk that the product will be found to be ineffective or uneconomical. We are also subject to risks that are inherent in the establishment of any new business, including the risk that we will be unable to raise sufficient capital to support our operations. We may experience delays in marketing our franchise opportunities and services, or may not be capable of marketing its franchise opportunities and services at all. We cannot guarantee that our business plan will be successful or that we will be able to implement our business plan successfully.

General and Administrative

Our general and administrative expenses consist primarily of salaries and related benefit expenses for business development, financial and other administrative functions. In addition, we incur external costs for professional fees for legal and accounting services.

Results of Operations
For the Period from Inception (February 2, 2007) through September 30, 2008

For the nine-month period ended September 30, 2008, we had $2,343 of revenues. Expenses for the period totaled $283,034 resulting in a loss from operations of $280,691 and a net loss of $306,357. We had revenues during the period from inception (February 2, 2007) through September 30, 2008, of $2,343. Expenses during that period were $326,209, resulting in a loss from operations of $323,866 and a net loss of $727,974. The increase in the loss from operations and the net loss during the nine months ended September 30, 2008, resulted primarily an increase in general and administrative expenses from $14,596 in 2007 to $283,034 in 2008. Interest expense during the nine months ended September 30, 2008 was $25,666 compared to $10,880 during the period ended September 30, 2007.

Liquidity and Capital Resources

We have funded its operations to date through loans and equity contributions made by our founders and will require additional funds to begin to implement our business plan. Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York, and California, and potentially in other markets.

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which we intended to use in a business unrelated to its mobile coating business. We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan. As of September 30, 2008, $315,307 was outstanding under the loan, which is secured by all of our assets, including the equipment that was the subject of the transaction, as well as 146,705 shares of XIOM common stock. No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities. In addition, in April 2008, we issued a promissory note to XIOM Corp. pursuant to which we may borrow up to $150,000 from XIOM. A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid. As of September 30, 2008, $108,500 was due under the note, which is due in full on April 28, 2009 and bears interest at a rate of 5% per annum.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of its franchise opportunities and services.

During the nine months ended September 30, 2008, and 2007, net cash used by operating activities was $(125,458) and $(9,883), respectively. We incurred net losses of $306,357 and $25,476 for the fiscal periods ended September 30, 2008 and 2007, respectively. Additionally, as of September 30, 2008, the Company had a Stockholders’ (Deficit) of approximately $590,172.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. As of September 30, 2008, we had cash of $376, a working capital deficit of $444,585, stockholders’ deficit of $590,172 and an outstanding balance of long-term debt of $239,352. Our financial condition as of September 30, 2008, raises doubt as to our ability to continue our normal business operations as a going concern. A failure to raise additional capital will have a material adverse effect on our business, financial condition, and prospects.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our judgments and estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, share-based payments and income taxes. We base our judgment and estimates on historical experience and various other factors that we believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. We record an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended September 30, 2008 and September 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Income Taxes

For the period ended December 31, 2007, and through January 25, 2008, we were a partnership for income tax purposes. Income during that period is combined with the income and expenses of the members from other sources and reported in the members’ individual federal and state income tax returns. We were not then a taxpaying entity for federal and state income tax purposes, therefore, no income tax expense was recorded in the financial statements. Income was taxed to the members on their respective income tax returns.

Subsequent to January 25, 2008, we became a corporation for income tax purposes. As such, we will account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

 Fair Value of Financial Instruments

We estimate the fair value of financial instruments using available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts we could realize in a current market exchange. As of September 30, 2008, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We believe that our business operations are not exposed to market risk relating to interest rate, foreign currency exchange risk or commodity price risk.

Item 4. Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes In Securities

None

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

We issued an aggregate of 13,505,085 in the Share Exchange to five former shareholders of EMC. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuances.

Item 4.  Submission of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

On November 12, 2008, we filed an amendment to our Certificate of Incorporation to change our corporate name from Falcon Media Services, Ltd. to Extreme Mobile Coatings Corp., Ltd. We have submitted the documentation to FINRA to officially change our name and symbol and expect such change to be effected in the near future.

Item 6.  Exhibits

Exhibit	Description of Exhibit
3.2	Amendment to Certificate of Incorporation
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Falcon Media Services, Ltd. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 21, 2008.

EXTREME MOBILE COATINGS CORP., LTD. f/k/a FALCON MEDIA SERVICES, LTD.

By:	/s/ Charles Woodward
Charles Woodward, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on November 21, 2008.

Signature	Title	Date

/s/ Andrew Mazzone	Chairman of the Board	November 21, 2008
Andrew Mazzone

/s/ Charles Woodward	President and CEO	November 21, 2008
Charles Woodward	and Director

/s/ James W. Zimbler	Executive Vice President,	November 21, 2008
James W. Zimbler	Treasurer, Secretary and Director

/s/ Michael Wade	Chief Financial Officer	November 21, 2008
Michael Wade