Form 10-K
period 2008-12-31
Extreme Mobile Coatings Corp., Ltd.
filed 2009-04-24
CIK 1421851

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

Commission File number: 333-148425
___________________________
EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
 (IRS Employer Identification No.)

225 Two Oaks Drive
Nicholasville, Kentucky 40356
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (859) 887-1199
_______________

Securities registered under Section 12(b) of the Act
Common Stock, $0.0001 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes  ☒  No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 ☒  Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,736,735 as of April 23, 2009, based on a market price of $.05 per share.  For purposes of the foregoing computation, all executive officers, Directors and 5% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, Directors or 5% beneficial owners are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding, as of April 23, 2009 was: 180,646,850

DOCUMENTS INCORPORATED BY REFERENCE

None

EXTREME MOBILE COATINGS WORLDWIDE CORP.
ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2008

INDEX

EXTREME MOBILE COATINGS WORLDWIDE CORP.

Part I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements in future periods to differ materially from those expressed in, or implied by, any of these statements.  You should not place undue reliance on any forward-looking statements.  Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

About our Company

How our Company is Organized.

Extreme Mobile Coatings Worldwide Corp. (the “Company”) was incorporated on July 28, 2004, in the United Kingdom under the name T&T Homes Limited. On November 29, 2004 the name of the corporation was amended to Falcon Media Services, Ltd. On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share.  On September 16, 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“Extreme”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the stockholders of Extreme exchanged all of the outstanding shares of Extreme common stock for an aggregate of 13,505,085 ordinary shares of the Company (the “Share Exchange”).  As a result of the Share Exchange, Extreme became a wholly owned subsidiary of the Company.  On November 12, 2008, the Company amended its Certificate of Incorporation to change the name of the Company to “EXTREME MOBILE COATINGS COMPANY, LTD.”

On April 8, 2009, Extreme Mobile Coatings Company, Ltd. completed corporate actions to re-domicile the Company to Delaware from London, United Kingdom.  As a result of this re-domicile, the name of the Company has been changed to Extreme Mobile Coatings Worldwide Corp.  In addition, the Company’s Board of Directors approved a five (5) for one (1) forward split of its common stock. The Company trades under the new symbol “EMWW” on the Over the Counter Bulletin Board on a split-adjusted basis.

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

Where You Can Find Us

The Company’s corporate offices are located at 225 Two Oaks Drive, Nicholasville, Kentucky 40356, and its  phone number is 859-887-1199.  Its web site is www.extrememobilecoating.com.

Description of Extreme Mobile Coatings, Inc.

BUSINESS

General

The Company conducts its operations through its wholly owned subsidiary, Extreme Mobile Coatings, Inc., a successor of A&C Coatings, LLC, which was formed in February 2007 to offer franchise opportunities to operate a mobile business which provides painting or coating on various surfaces utilizing a special patented mobile system developed by Xiom Corp. and licensed to Extreme.  In addition, Extreme operates a mobile coating business in and around Nicholasville, Kentucky.

The Xiom coatings include coatings that:
•	reduce or mitigate microbe levels on various surfaces;
•	contain anti-foul polymers that reduce the accumulation of barnacles and other materials on marine vessels;
•	glow in the dark;
•	prevent or reduce slipping;
•	prevent graffiti from adhering to a surface; and
•	coat any surface with a chosen color.
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

Powder coating currently is a process in which metal parts are brought into a factory environment where they are cleaned and prepared to receive a powder coating.  Plastic in powder form is then applied to the various metal parts by means of an electrostatic charge that causes the powder to adhere to the surface.  The coated part is then heated in an oven for a period of time to cause the plastic to melt and adhere to the substrate.  The XIOM process operates differently.  Although the XIOM system uses plastic powder, the powder is not electrostatically charged in order for it to adhere to a substrate. The XIOM system uses a different mechanism that simultaneously applies and fuses the powder to a substrate.  The advantages of this process are that the coating process is totally portable and can be applied anywhere, not necessarily in a factory setting, can be applied without the use of an oven to cure the coating, and can be applied to most substrates in addition to the metal substrate to which powder coatings are traditionally applied to in a factory, using an oven.

The XIOM plastic spray technology is unique and has patents pending.  The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory.  The patents will last, upon issuance, for a period of 20 years, unless other patents are applied for.  With the XIOM process, the on-site plastic powder coating process, coatings can be deposited on wood, steel, fiberglass, concrete and plastic – a variety of substrates not all available to traditional powder coating.  The XIOM process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

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

History of the Technology

The history of applying polymer coatings dates back to the early 1950’s starting with the fluidized bed process and then in the 1960’s to the Electrostatic Powder Sprayer (“EPS”).  Today EPS is the standard for applying organized polymer coatings.  It is commonly referred to as “Powder Coating” which to those familiar with this process means EPS applied plastic powder coatings followed by oven curing at approximately 400 F, where melting and film formation takes place.

EPS is a large business today as polymer coatings, thermoplastic and thermoses are applied to a variety of substrates.  They can be applied to cold surfaces before being cured to film thickness typically between 1 to 4 mils (50-200 microns).  There are little Volatile Organic Compounds (“VOC”) and reduced Hazardous Air Pollutants (“HAP”).  For these reasons, EPS has captured substantial business from the established liquid coating processes known as traditional painting.

The XIOM products contain no VOCs.  There is a current trend by the EPA to ban VOCs from products sold to the public for safety and health purposes, but there is no guarantee that XIOM’s VOC-less products, although safer, will prove to be any more functionally effective than those alternative coating products such as paints that do have VOCs.

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

Due to the fact that the entire XIOM system weighs just 70 pounds, the system can be easily used onsite.

XIOM coatings can be applied at thicknesses from 3 mils up to 1 inch as compared to traditional powder coatings which usually vary from 1 to 4 mils thick.  XIOM has asserted that thicker coatings generally give greater protection against corrosion than thin coatings, although it does not have definitive data to conclusively prove this assertion.

EPS applied plastic coatings are further characterized by their wide use in OEM and production applications for decorative purposes where appearance and durability are required.  While there is some use of functional EPS coatings, by and large the vast majority of use is for decorative applications.  Large numbers of relatively small components can best take advantage of the economic benefits from EPS powder processing thus conforming to the limits of batch processing and over size restrictions.

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

Second, XIOM plastic powders are designed specifically for Thermal Spraying.  New materials technology utilizing multiplex combinations, blends, additives and composites, thus taking advantage of synergy and covalent bonding to produce exceptionally high adhesion to most substrates and functional properties heretofore not possible with polymers (plastic coatings). For instance, XIOM claims that it is the first to produce thermal sprayed polymer/zinc primer coats, which deliver very high quantities of zinc to the substrate for corrosion control.  These polymer/zinc primer coatings not only bond securely to steel substrate, but they facilitate bonding of sprayed top coatings as well.

XIOM maintains that many XIOM powders are unique and therefore patentable, with patents pending.  Substrates such as wood, plastic, masonry and fiberglass – not processable via EPS – are now readily sprayable with the XIOM 1000 system, along with steel, aluminum and non-ferrous substrates.

The new powder coatings properties produced with the XIOM 1000 system are manifested in the wide variety of applications both functional and decorative now solvable.

XIOM currently has approximately 20 varied material formulations to create spray coatings.  The coating functionality includes any-corrosions: wear resistance, architectural, anti-foul, anti-microbial, anti-graffiti, glow-in-the-dark and grip and release.  XIOM’s materials come in over 100 different colors.  XIOM can mix ceramics and metals, if desired, for added wear, into its plastic coatings and can add anti-microbial formulations into the coatings.  The system sprays eight pounds of plastic material an hour using different spray nozzles, allowing for both round patterns and up to a 9-inch fan spray pattern.  The system is electrically controlled.  The fuel system uses oxygen and propane with air as a cooling gas.  Preparation of surfaces is the same as for painting.  Since these are plastic coatings, all solids with no hollows and voids, they will last longer than paint-based coating systems and can be applied thick or thin.

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

Employees

As of March 31, 2009, the Company had no employees except for one individual employed by Extreme.  The Company believes that its relationship with the employee of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

Item 1A.	RISK FACTORS

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

Actual or perceived sales of a significant number of shares of the Company’s common shares in the public market could adversely affect the price of the shares.
The Company cannot predict the extent to which the dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of the Company’s common stock will negatively affect the trading price of the ordinary shares or the liquidity of the common stock.

Extreme has a limited operating history, will require additional capital and may not be successful in executing its business plan.
Extreme has conducted only limited operations to date.  No assurance can be given that its business plan will be successful.  In order to successfully pursue its business plan, Extreme will require additional capital which may be raised through the sale of common stock of the Company or securities convertible into common stock of the Company.  Any such issuances would subject the stockholders of the Company to additional dilution, which could be substantial.

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

Extreme’s franchise offering may not be accepted by potential franchisees, which would cause its business plan to fail.
Extreme plans to offer franchises to operate a mobile coating business utilizing sprays and coatings developed by XIOM Corp., and its success will depend on its ability to identify potential franchisees with the experience and financial resources to be effective operators of the franchised business.  Extreme has not sold any franchises to date, and there can be no assurance that it will be successful in selling franchises.  If it fails to sell at least 10 franchises by December 31, 2009, and in each year thereafter, XIOM Corp. has the right to terminate the license granted to Extreme to market and sell franchises to utilize XIOM’s products.  There is no assurance that Extreme will be successful in selling franchises or that XIOM Corp. will not terminate the license granted to Extreme.

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
Substantially, all of the coatings and related equipment that will be sold by Extreme to its franchisees and used in Extreme’s coating business will be supplied by XIOM Corp.  As a result, Extreme’s business will depend on whether it will be able to obtain products and equipment from XIOM Corp.  XIOM Corp. incurred operating losses during 2007 and 2008, and as of December 31, 2008, it had a working capital deficiency.  If XIOM Corp. were to cease operations, or if it were unable or unwilling to supply coatings and equipment to Extreme, Extreme might be unable to continue to pursue its existing business plan.

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

The former stockholders of Extreme have significant voting power and may take actions that may not be in the best interest of other stockholders.
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
There has been no active public market for the Company’s common stock.  An active public market for the Company’s ordinary shares may not develop in the future.

The market price of the Company’s common stock may fluctuate significantly in response to factors, some of which are beyond the Company’s control, such as product liability claims or other litigation; the announcement of new products or product enhancements by Extreme or its competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in Extreme’s competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in Extreme’s industry; and general market conditions and other factors, including factors unrelated to the operating performance of Extreme and the Company.

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

The common stock may be considered a “penny stock” and may be difficult to sell.
The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of the common stock may drop below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell the Company’s common stock and may affect the ability of investors to sell their shares.  In addition, since the common stock are currently quoted on the OTC Bullet Board, investors may find it difficult to obtain accurate quotations of the Company’s common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

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

On October 6, 2008, the holders of a majority of ordinary shares entitled to vote and the Company’s Board of Directors approved a forward split of two (2) new ordinary shares for each original one (1) ordinary share, resulting in a total of 35,608,636 issued and outstanding shares of stock and amended the name of the Company to Extreme Mobile Coatings Company, Ltd.

On March 2, 2009, the holders of a majority of ordinary shares entitled to vote and the Company’s Board of Directors vote to approved a Share Exchange Agreement with Extreme Mobile Coatings Worldwide Corp., a Delaware corporation to re-domicile the Corporation to Delaware from London, United Kingdom.  In addition, the name of the Corporation has been changed to Extreme Mobile Coatings Worldwide Corp.  Finally, the common stock of the Corporation was split  five (5) for one (1) in a forward split of its common stock.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “EMWW.”  There is currently a limited trading market for the company’s Common Stock with the price being very volatile, and few trades having been completed.

Inasmuch as there are an extremely small number of trades of shares of the Company’s common stock, a table would not accurately reflect the value of the shares of common stock.

The Company has never declared or paid cash dividends on shares and anticipates that all future earnings will be retained for development of its business.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, and the financial condition of the Company and general business conditions.

The total number of shares that the Company is authorized to issue is 500,000,000 shares of common stock.  As of April 23, 2009, there were approximately 35,901,636 shares of common stock outstanding and approximately 59 record holders of the Company’s common stock.

Item 6.	Selected Financial Data

Not applicable as the Company is a smaller reporting company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

You should read the following discussion and analysis together with the Company’s audited financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" or elsewhere in this Report.

Overview

The Company was incorporated on July 28, 2004 to provide quality sports and event related content and services to the Middle Eastern Markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements.  The Company did not generate any revenues from these activities.

On September 16, 2008, the Company acquired all of the outstanding shares of Extreme Mobile Coatings, Inc. pursuant to the Share Exchange in which it issued an aggregate 13,505,085 ordinary shares in exchange for all of the outstanding shares of common stock of Extreme.  Upon completion of the Share Exchange, the Company’s Board of Directors was reconstituted with designees of Extreme replacing the then current Board of Directors.  Further, upon the completion of the Share Exchange, the Company abandoned its prior business plan, and the operations of Extreme acquired as a result of the Share Exchange became its sole line of business. The ordinary shares issued to the former shareholders of Extreme represented approximately 99% of the Company’s outstanding ordinary shares after giving effect to the Share Exchange, and, as a result, the Share Exchange transaction was accounted for as a reverse acquisition with Extreme as the acquiring party and Extreme Mobile Coatings Worldwide Corp. (then known as Falcon Media Services, Ltd.) as the acquired party. Accordingly, the historical financial information set forth in this report is that of Extreme unless the context otherwise requires.

Extreme is a successor to A&C Coatings, LLC, a Delaware limited liability company formed in February 2007 and converted under Delaware law to a Delaware corporation in January 2008.  Extreme is a development stage company and has achieved only limited revenues to date.  Extreme plans to offer franchise opportunities to operate mobile businesses that provide painting or coatings on various surfaces using a patented mobile system, which is licensed to Extreme by XIOM Corporation.  These coatings can be applied to various industrial surfaces to help reduce microbe levels, reduce the accumulation of barnacles on marine vessels, and prevent slipping or prevent the adherence of graffiti, among other things.  The potential customer base that Extreme has identified to which such coatings may be marketed includes hospitals and other health care facilities, schools, day care centers, marinas and the food service industry.  Extreme also operates a mobile coating business in and around Nicholasville, Kentucky through which Extreme markets its products and services to potential customers directly.

Extreme plans to sell franchises in the states of Kentucky, Illinois, New York and California beginning in June 2009, or thereabout.  Financial information pertaining to Extreme was included in the Form 8-K filed by the Company with the Securities and Exchange Commission on September 17, 2008.  The Company has abandoned its original business plan and intends to operate Extreme as its sole line of business.

Limited Operating History

For the period from inception (February 2, 2007) through December 31, 2008, Extreme had limited revenues of $5,687.  Expenses for the period totaled $446,173 resulting in a loss from operations of $440,486.  The franchise opportunities and services that Extreme plans to offer incorporate new concepts and technologies, and therefore Extreme’s business plan is subject to the risks that are inherent in the development of any innovative product or service, such as the risk that the product will be found to be ineffective or uneconomical.  Extreme is also subject to risks that are inherent in the establishment of any new business; including the risk that Extreme will be unable to raise sufficient capital to support its operations.  Extreme may experience delays in marketing its franchise opportunities and services, or may not be capable of marketing its franchise opportunities and services at all. Extreme cannot guarantee that its business plan will be successful or that Extreme will be able to implement its business plan successfully.

Results of Operations for the 12 Months Ended December 31, 2008 and December 31, 2007

The Company achieved limited revenues during fiscal year 2008. General administrative expenses were $384,124 during the 12 months ended December 31, 2008 compared to $40,198 during the 12 months ended December 31, 2007.  The increase was primarily due to an increase in professional and consulting fees paid or accrud by the Company.  The Company incurred a net loss of $425,948 during the 12 months ended December 31, 2008 compared to a net loss of $421,617 during the 12 months ended December 31, 2007.  The increase in the net loss was directly related to the increase in general and administrative expenses described above.

For the period from inception (February 2, 2007) through December 31, 2007, Extreme had no revenues.  Expenses for the period totaled $43,175 resulting in a loss from operations of $43,175.

Liquidity and Capital Resources

The Company had only $1,749 of cash as of December 31, 2008, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

The Company has funded its operations to date through loans and equity contributions made by its founders and will require additional funds to begin to implement its business plan.  The Company’s need for funds will increase as the Company increases the scope of its development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets.

In March 2007, the Company obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which it intended to use in a business unrelated to its mobile coating business.  Extreme is seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of December 31, 2008, $295,196 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of XIOM common stock.  Certain Directors have also personally guaranteed the obligation. No assurance can be given that Extreme will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

The Company plans to finance its capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to XIOM Corp. pursuant to which Extreme may borrow up to $150,000 from XIOM.  A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid.  As of December 31, 2008, $108,500 was due under the note, which was due in full on April 28, 2009, bears interest at a rate of 5% per annum and remains unpaid.

The Company’s working capital and capital requirements will depend on several factors, including the level of resources that Extreme devotes to the development and marketing of its franchise opportunities and services.

The financial statements of the Company are prepared on a going concern basis, which assumes that the entity will realize its assets and discharge its liabilities in the normal course of business.  At December 31, 2008, the Company had cash of $1,749, a working capital deficit of $583,923, stockholders’ deficit of $709,763 and an outstanding balance of long-term debt of $295,196.  The Company’s financial condition as of December 31, 2008 raises doubt as to its ability to continue its normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on the Company’s business and profits.

During the quarterly period ended March 31, 2009, the Company entered into a verbal agreement with Aires Capital, Inc. whereby Aires Capital, Inc. agreed to perform introductory services related to capital formation activities. On February 5, 2009, the Company issued 300,000 shares of common stock, equivalent to a post forward stock split amount of 1,500,000 shares of common stock to Aires Capital, Inc. for such services. The services were valued at $50,000.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements, and the Company does not engage in trading activities involving non-exchange traded contracts. In addition, the Company does not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of its assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplemental Data

The financial statements of the Company are set forth herein commencing on page F-1 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2008.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K.  The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.   Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control over financial reporting is supported by a program of reviews by management, written policies and guidelines, careful selection and training of qualified personnel.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9A(T).	Controls and Procedures

Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its assessment as further discussed in the following paragraph, management believes that the Company maintained ineffective internal control over financial reporting as of December 31, 2008.

Based on this evaluation, management and the officers of the Company concluded that the Company disclosure controls and procedures needed improvement and were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Additionally, management and the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures needed improvement to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management and its chief executive officer and chief financial officer to allow timely decisions about required disclosure.

As a result, during the quarter ended December 31, 2008 management has instituted additional levels of review and has retained the services of additional financial professionals with the requisite background and experience that will coordinate and be responsible for our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Company’s chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, management and the chief executive officer/chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Management

The following table sets forth certain information regarding the members the Company’s Board of Directors and executive officers as of April 23, 2009.

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers following the Share Exchange.  The Directors listed below will serve until the next annual meeting of the Company’s stockholders.

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

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2008 and 2007 of its chief executive officer.  As indicated, no compensation was paid to the Company’s Chief Executive Officer during either the year ended December 31, 2008 or 2007, and no executive officer of the Company received total annual compensation for either the year ended December 31, 2008 or the year ended December 31, 2007 in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John May, President (1)	12/31/08 12/31/07	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	- --	$ $	-- --	$ $	-- --
Charles Woodward, President	12/31/08 12/31/07	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --
(1)	Resigned September 16, 2008

Securities Authorized for Issuance under Equity Compensation Plans

Neither the Company nor Extreme had any securities authorized for issuance under equity compensation plans as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

Neither the Company nor Extreme had any outstanding equity compensation awards as of December 31, 2008.

Director Compensation
Neither the Company nor Extreme paid compensation to members of their Board of Directors for serving in such capacity during the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of the Company Common Stock beneficially owned on April 23, 2009, after giving effect to the Share Exchange and recent forward split, totaling 180,646,850, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s Directors and executive officers, and all of the Company’s Directors and executive officers, as a group. Each of such shareholders maintains a business address as set forth in the table:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding
XIOM Corp. 78 Lamar Street, W. Babylon, NY 11794	45,119,260		24.9%
Andrew Mazzone C/o the Company	---		---
Charles Woodward C/o the Company	41,896,460	(1)	23.2%
James Zimbler C/o the Company	41,896,460	(2)	23.2%
Michael Wade C/o the Company	---

Directors and officers as a group (4 persons)	125,912,180		69.7%
(1)	These shares are owned by Bluegrass Mobile Power Coatings, LLC, a company wholly owned by Mr. Woodward.
(2)	These shares are owned by Keystone Capital Resources, LLC, a company wholly owned by Mr. Zimbler.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2008, the Company did not engage in any transactions with its officers, Directors or 5% shareholders that require disclosure under the rules and regulations of the Securities and Exchange Commission.  The information provided below pertains to transactions that have occurred between Extreme and its officers, Directors and 5% shareholders.

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

Since Extreme’s inception, Charles Woodward, the President and Chief Executive Officer of Extreme, has loaned Extreme an aggregate of $104,008.  The loans are non-interest bearing and have no terms for repayment.  As of December 31, 2008, the entire principal amounts of the loans remained outstanding.

Since Extreme’s inception James Zimbler, Executive Vice President, Treasurer and Secretary of Extreme, has loaned Extreme an aggregate of $45,345.  The loans are non-interest bearing and have no terms for repayment.  As of December 31, 2008, the entire principal amounts of the loans remained outstanding.

In April 2008, Extreme issued a promissory note to a principal stockholder, XIOM Corp., pursuant to which Extreme may borrow up to $150,000 from XIOM. A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid.  As of December 31, 2008, $108,500 was due under the note, which is due in full on April 28, 2009, and bears interest at a rate of 5% per annum.

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

None of the Company’s Directors qualify as an a “independent director” under the rules of the American Stock exchange.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by Davis Accounting Group P.C., the Company’s independent auditors for the fiscal years ended December 31, 2008 and 2007.

Audit Fees	2008	2007
Audit-Related Fees	$32,876	$13,000
Financial Information Systems	---	---
Design and Implementation Fees	---	---
Tax Fees	---	---
All Other Fees	N/A	---

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of its financial statements included in its Forms 10-Q and Forms 8-K filed during the fiscal year ended December 31, 2008, and the registration statement that the Company filed with the Securities and Exchange Commission in January 2008.  Before the Davis Accounting Group P.C. was engaged by the Company to render its audit services, the engagement was approved by the Company’s Board of Directors.

The Company did not incur any fees associated with non-audit services to Davis Accounting Group P.C. relating to the years ended December 31, 2008 or 2007.

Item 15.	Exhibits and Financial Statement Schedules

Index to Exhibits

Exhibit	Description of Exhibit
2.1	Share Exchange Agreement among the Registrant, Extreme Mobile Coatings, Inc. and the stockholders of Extreme Mobile Coatings, Inc. (1)
3.1	Certificate of Incorporation of the Registrant (4)
3.2	Bylaws of the Registrant (4)
10.1	Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc. (1)
10.2	First Amendment to Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc. (1)
10.3	Consulting Agreement dated as of March 1, 2008 between Extreme Mobile Coatings, Inc. and Scott R. Hamann, M.D. (1)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
(1)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2008.
(2)	Incorporated by reference to similarly numbered exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on January 2, 2008.
(3)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2008.
(4)	Attached hereto

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 23, 2009.

Extreme Mobile Coatings Corp.

By:	/s/ Charles Woodward
Charles Woodward, President and CEO

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Charles Woodward as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2009.

Signature	Title	Date

/s/ Andrew Mazzone	Chairman of the Board	April 23, 2009
Andrew Mazzone

/s/ Charles Woodward	President and CEO and Director	April 23, 2009
Charles Woodward

/s/ James W. Zimbler	Executive Vice President, Treasurer,	April 23, 2009
James W. Zimbler	Secretary and Director

/s/ Michael Wade	Chief Financial Officer,	April 23, 2009
Michael Wade

EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Extreme Mobile Coatings Worldwide Corp.:

We have audited the accompanying balance sheets of Extreme Mobile Coatings Worldwide Corp. (a Delaware corporation in the development stage and formerly Extreme Mobile Coatings Corp., Ltd.) as of December 31, 2008, and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008, and from inception (July 28, 2004) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Mobile Coatings Worldwide Corp. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, and from inception (July 28, 2004) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 of the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 of the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/  Davis Accounting Group P.C.

Cedar City, Utah,
April 13, 2009.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

	2008	2007
ASSETS

Current Assets:
Cash in bank	$1,749	$10,137
Accounts receivable - Trade	3,026	-
Prepaid expenses	11,879	73,333
Total current assets	16,654	83,470

Property and Equipment:
Office and computer equipment	13,182	5,514
Trailer	34,200	-
	47,382	5,514
Less - Accumulated depreciation	(6,574)	(539)
Net property and equipment	40,808	4,975
Other Assets:
License agreement (net of accumulated amortization of $5,062 and $2,421, in 2008 and 2007, respectively)	46,861	49,502
Trademark (net of accumulated amortization of $215 and $17 in 2008 and 2007, respectively)	776	974
Security deposit	3,330	-
Total other assets	50,967	50,476
Total Assets	$108,429	$138,921

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of bank loan	$77,581	$71,280
Accounts payable - Trade	144,466	12,500
Accrued liabilities	120,677	21,636
Due to related parties - Directors and stockholders	149,353	43,574
Due to unrelated party	-	7,675
Promissory note - XIOM Corp. - Related party	108,500	-
Total current liabilities	600,577	156,665

Long-term Debt, less current portion:
Bank loan	217,615	284,506
Total long-term debt	217,615	284,506
Total liabilities	818,192	441,171

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized; 179,146,850 shares issued and outstanding in 2008, and 2007, respectively	179,147	179,147
Discount on common stock	(41,345)	(59,780)
(Deficit) accumulated during the development stage	(847,565)	(421,617)
Total stockholders' (deficit)	(709,763)	(302,250)

Total Liabilities and Stockholders' (Deficit)	$108,429	$138,921

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH DECEMBER 31, 2008

	For the Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Revenues	$5,687	$-	$5,687

Expenses:
General and administrative	339,124	40,198	379,322
Professional fees paid by common stock	55,000	-	55,000
Depreciation and amortization	8,874	2,977	11,851

Total expenses	402,998	43,175	446,173

(Loss) from Operations	(397,311)	(43,175)	(440,486)

Other Income (Expense):
Interest expense	(28,637)	(21,641)	(50,278)
Loss on asset purchase agreement	-	(356,801)	(356,801)

Total Other Income (Expense)	(28,637)	(378,442)	(407,079)

Provision for Income Taxes	-	-	-

Net (Loss)	$(425,948)	$(421,617)	$(847,565)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	179,146,850	135,775,726

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (JULY 28, 2004)
THROUGH DECEMBER 31, 2008

						(Deficit)
					Accumulated	Accumulated
			Discount	Common	Other	During the
	Common Stock		on Common	Stock	Comprehensive	Development
Description	Shares	Amount	Stock	Subscribed	Income (Loss)	Stage	Totals

Balance - July 28, 2004	135,050,850	$135,051	$-	$-	$-	$-	$135,051
Common stock issued for cash	10	20	(18)	-		-	2
Net (loss) for the period	-	-	-	-	-	(14,999)	(14,999)
Balance - July 31, 2004	135,050,860	135,071	(18)	-	-	(14,999)	120,054

United Kingdom currency translation	-	-	-	-	1,104	-	1,104
Net (loss) for the period	-	-	-	-	-	(37,059)	(37,059)
Balance - July 31, 2005	135,050,860	135,071	(18)	-	1,104	(52,058)	84,099

Common stock subscribed - 216,000 shares	-	-	-	1,080	-	-	1,080
United Kingdom currency translation	-	-	-	-	(1,256)	-	(1,256)
Net (loss) for the period	-	-	-	-	-	(15,054)	(15,054)
Balance July 31, 2006	135,050,860	135,071	(18)	1,080	(152)	(67,112)	68,869

United Kingdom currency translation	-	-	-	-	(1,922)	-	(1,922)
Net (loss) for the period	-	-	-	-	-	(16,548)	(16,548)
Balance - July 31, 2007	135,050,860	135,071	(18)	1,080	(2,074)	(83,660)	50,399

Change in par value of common stock	-	(20)	20	-	-	-	-
Common stock issued for officer's compensation	12,629,990	12,630	(11,367)	-	-	-	1,263
Common stock issued for consulting services	31,250,000	31,250	108,750	-	-	-	140,000
Common stock subscribed - 216,000 Shares issued	216,000	216	864	(1,080)	-	-	-
United Kingdom currency translation	-	-	-	-	2,484	-	2,484
Impact of recapitalization from reverse merger	-	-	(158,029)		(410)	83,660	(74,779)
Net (loss) for the period	-	-	-	-	-	(421,617)	(421,617)
Balance - December 31, 2007	179,146,850	179,147	(59,780)	-	-	(421,617)	(302,250)

Foregiveness of related party loans	-	-	18,435	-	-	-	18,435
Net (loss) for the period	-	-	-	-	-	(425,948)	(425,948)
Balance - December 31, 2008	179,146,850	$179,147	$(41,345)	$-	$-	$(847,565)	$(709,763)

The accompanying notes to financial statements are
an integral part of these statements

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH DECEMBER 31, 2008

	For the Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(425,948)	$(421,617)	$(847,565)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	8,874	2,977	11,851
Loss on asset purchase agreement	-	356,801	356,801
Impact of recapitalization from reverse merger	-	141,263	54,797
Common stock issued for services and compensation	55,000	-	55,000
Changes in net assets and liabilities-
Accounts receivable - Trade	(3,026)	-	(3,026)
Prepaid expenses	61,454	(73,333)	(11,879)
Security deposit and other	(3,330)	-	(3,330)
Accounts payable - Trade	76,966	12,500	144,466
Accrued liabilities	99,041	21,636	120,677

Net Cash (Used in) Provided by Operating Activities	(130,969)	40,227	(122,208)

Investing Activities:
Purchases of equipment	(41,868)	(5,514)	(47,382)
Asset purchase agreement	-	(360,000)	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	3,199	3,199
License agreement	-	(25,000)	(25,000)
Trademark	-	(991)	(991)

Net Cash (Used in) Investing Activities	(41,868)	(388,306)	(430,174)

Financing Activities:
Proceeds from bank loan	-	400,000	400,000
Payments of principal on bank loan	(60,590)	(44,214)	(104,804)
Issuance of common stock for cash	-	1,080	1,082
Proceeds from promissory note - XIOM Corp.	108,500	-	108,500
Proceeds from loans from unrelated party	-	147	7,675
Payments on loans from unrelated party	(7,675)	-	(7,675)
Due to related parties - Stockholders	124,214	123	149,353

Net Cash Provided by Financing Activities	164,449	357,136	554,131

Net Increase (Decrease) in Cash	(8,388)	9,057	1,749

Cash - Beginning of Period	10,137	1,080	-

Cash - End of Period	$1,749	$10,137	$1,749
	-	-	-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$27,269	$21,641	$48,910
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

Effective February 2, 2007, the EMC issued 4,511,926 shares of its common stock in connection with a master licensing agreement with XIOM Corp. valued at $26,923.

On September 16, 2008, the Company issued 613,867 shares of common stock for professional services valued at $55,000.

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying statements of stockholders' equity (deficit).

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(1)	Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Extreme Mobile Coatings Worldwide Corp. (“Extreme” or the “Company” and formerly Extreme Mobile Coatings Corp. Ltd.) is a Delaware corporation (formerly a United Kingdom corporation) in the development stage.  The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004.  On November 25, 2004, the Company changed its name to Falcon Media Services, Ltd.  On November 12, 2008, the Company changed its name to Extreme Mobile Coatings Corp., Ltd.  Lastly, on March 2, 2009, the Company changed its name to Extreme Mobile Coatings Worldwide Corp. to better reflect the current business plan of the Company.

On September 16, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement #1”) with Extreme Mobile Coatings, Inc. (“EMC”), a Delaware corporation, and its stockholders pursuant to which the Company agreed to acquire 100 percent of outstanding shares of EMC in exchange for 135,050,850 shares of common stock (post forward stock split) of the Company.  Originally, the business plan of the Company was to sell cellular phone content to joint venture partners within the Middle East.  The cellular phone content that was to be offered throughout the Middle East included highlights of the Premier League’s football (American soccer) matches and other media.  However, as of September 16, 2008, the Company discontinued this business plan to focus on establishing franchises to market, use, and sell coating products and equipment licensed from XIOM Corp.  The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Given that EMC is considered to have acquired Extreme by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of Extreme, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2008, and 2007, and the operations for the years ended December 31, 2008, and 2007, and cumulative from inception of EMC under the name of Extreme.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Extreme brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

On March 2, 2009, the Company completed a second Share Exchange Agreement (the “Share Exchange Agreement #2”) between the Company, as Extreme Mobile Coatings Corp, Ltd. and Extreme Mobile Coatings Worldwide Corp., a newly formed Delaware corporation.  The Share Exchange Agreement #2 was completed in order to change the domicile of the Company from the United Kingdom to the State of Delaware, the authorized common stock to 500,000,000 shares, par value $0.0001 per share, and the name of the Company from Extreme Mobile Coatings Corp. Ltd. to Extreme Mobile Coatings Worldwide Corp.  The Company exchanged 179,146,850 shares of its common stock (post forward stock split) for a like number of shares of common stock of the newly formed Delaware corporation.  In addition, the Certificate of Incorporation of Extreme Mobile Coatings Worldwide Corp. became the Certificate of Incorporation of the Company.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

   Revenue Recognition

The Company recognizes revenues from the development and sale of franchises and licensed products and equipment.  Revenues are recognized for financial reporting purposes when delivery has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable, and collection of the related receivable is probable.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2008, and 2007.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

Subsequent to January 25, 2008, EMC became a corporation for income tax purposes.  As such, the Company and EMC account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2008, and 2007, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2008, and 2007, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

     Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses and are expensed as incurred.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

   Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and revenues and expenses for the periods ended December 31, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from XIOM Corp.  Initial activities of the Company through December 31, 2008, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

While the management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that it will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain its operations.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital and to commence operations.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)           Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with XIOM Corp. (“XIOM”), a related party Delaware corporation.  XIOM develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  EMC has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $49,502, and is being amortized over a period of 19.6 years.  EMC issued 4,511,926 shares of its common stock, valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(4)           Asset Purchase Agreement

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, EMC wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of December 31, 2008, and 2007, the Company owed $295,196, and $355,786, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

(5)           Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

As of December 31, 2008, and 2007, the Company owed to stockholders and Directors of the Company $149,353 and $43,574, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note is to be paid by the Company by April 28, 2009.  As of December 31, 2008, $108,500 had been borrowed from XIOM under the terms of the Note.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(6)           Long-term Debt and Lease

   Operating Leases

The Company currently has an operating lease commitment for office space with an unrelated party for the period of 12 months.  The operating lease period was from February 1, 2007, through January 31, 2008, at an annual lease obligation of $9,000.  In 2008, the Company extended the lease agreement for an additional 12 months.

In January of 2008, the Company entered into an operating lease agreement with an unrelated party for office space in the state of New York.  The lease period is from January 15, 2008, through January 14, 2010, at an annual lease obligation of $19,980.  The lease agreement also required that the Company place a security deposit of $3,330 with the lessor.

   Long-term Debt

The Company obtained a bank loan for $400,000 on April 17, 2007, and used $360,000 of the proceeds from the loan to fund the acquisition of the SABA Equipment.  The bank loan has the following terms:

Collateral for the loan consists of all assets of the Company (including the SABA Equipment), 146,785 shares of common stock of XIOM Corp. (a related party), and personal guarantees from Messrs. Charles Woodward, Andrew Mazzone, and James Zimbler, Directors of the Company, (who also represent entities that are stockholders of the Company).

	2008	2007
Bank loan, monthly payments through April 17, 2012; interest at 8.50% per annum; secured	$295,196	$355,786

Promissory note, due on April 28, 2009, interest at 5.0% per annum; unsecured	108,500	-

	403,696	355,786

Less - Current portion	(186,081)	(71,280)

Long-term portion	$217,615	284,506

Future minimum long-term debt payments required are as follows:

Year Ending December 31,	Amount

2009	$186,081
2010	82,669
2011	89,976
2012	44,970

Total	$403,696

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(7)           Common Stock

On June 27, 2004, the Company issued ten shares of common stock (post forward stock split) to a Director of the Company valued at a price of $0.20 per share for cash.

On December 13, 2005, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to issue up to 216,000 shares of its common stock (post forward stock split) at an offering price of $0.005 per share for total proceeds of $1,080.  The PPO was closed on May 6, 2006, and proceeds amounted to $1,080.  Because the authorized common stock of the Company was insufficient at the time of the completion of the PPO, the stock certificates related thereto were not issued until December 26, 2007.

On December 26, 2007, the Company issued 12,629,990 shares of common stock (post forward stock split), par value $0.001, to its sole Director and officer for services rendered, at an offering price of $0.0001 per share for total value of $1,263.

The Company entered into a one-year Consulting Agreement on December 1, 2007, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company.  In exchange for its services, Kingsgate was issued 20,000,000 shares of common stock (post forward stock split) for a value of $90,000 or $0.0045 per share to satisfy this obligation.  The Company issued the shares to Kingsgate on December 26, 2007.

On December 1, 2007, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the Libor interest rate plus 2.5 percent for the marketing plan of the Company.  In exchange for its services, Eastern Glow was issued 11,250,000 shares of common stock of the Company (post forward stock split) at $0.0044 per share to satisfy this obligation.  The Company issued the shares to Eastern Glow on December 26, 2007.

Effective September 16, 2008, the Company entered into a Share Exchange with the shareholders of EMC, whereby the Company acquired all of the issued and outstanding capital stock of EMC (135,050,850 shares) in exchange for 135,050,850 shares of common stock (post forward stock split) of the Company.  The common stock of the Company has a par value of $0.001 per share.  As a result of the Share Exchange, the stockholders of EMC control the Company, and EMC has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Share Exchange.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and EMC brought forward at their historical bases.  In connection with the issuance of 135,050,850 shares of common stock, 613,867 of such shares were issued for professional services valued at $55,000.

On November 25, 2008, the Company declared a 2-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of November 25, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

During the quarterly period ended March 31, 2009, the Company entered into a verbal agreement with Aires Capital, Inc. whereby Aires Capital, Inc. agreed to perform introductory services related to capital formation activities.  On February 5, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) to Aires Capital, Inc. for such services.  The services were valued at $50,000.

On March 2, 2009, the Company completed a second Share Exchange Agreement (the “Share Exchange Agreement #2”) between the Company, as Extreme Mobile Coatings Corp, Ltd. and Extreme Mobile Coatings Worldwide Corp., a newly formed Delaware corporation.  The Share Exchange Agreement #2 was completed in order to change the domicile the Company from the United Kingdom to the State of Delaware, the authorized common stock to 500,000,000 shares, par value $0.0001 per share, and the name of the Company from Extreme Mobile Coatings Corp. Ltd. to Extreme Mobile Coatings Worldwide Corp.  The Company exchanged 179,146,850 shares of its common stock (post forward stock split) for a like number of shares of the newly formed Delaware corporation.  In addition, the Certificate of Incorporation of Extreme Mobile Coatings Worldwide Corp. became the Certificate of Incorporation of the Company. The Share Exchange Agreement #2 has been treated as a reverse merger.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Extreme Mobile Coatings Corp. Ltd. and Extreme Mobile Coatings Worldwide Corp. brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

On March 2, 2009, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of March 12, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(9)          Commitments and Contingencies

On March 1, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Scott R. Hamann, MD, PhD (“Mr. Hamann”).  Mr. Hamann agreed to provide services to the Company in connection with introducing the Company to public and healthcare facilities as well as other healthcare providers.  In addition, Mr. Hamann will establish and recruit members for a “Scientific Advisory Board” for the Company.  The term of the agreement is three years.  For the first 12-month period commencing on the effective date, the Company will pay Mr. Hamann 2% of the net revenues received by the Company.  In addition, for the second 12-month period from the effective date, the Company will continue to pay 2% of net revenues, and an additional 1% of net revenues from customers introduced to the Company by Mr. Hamann.  Regardless of the net revenues generated, the Company will pay Mr. Hamann $250 per hour for consulting services rendered, with a minimum guarantee of four hours per month.

On April 28, 2008, Extreme entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, Extreme may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note is to be repaid by the Company by April 28, 2009.  As of December 31, 2008, the Company had borrowed $108,500 from XIOM under the terms of the Note.

(10)         Subsequent Events

During the quarterly period ended March 31, 2009, the Company entered into a verbal agreement with Aires Capital, Inc. whereby Aires Capital, Inc. agreed to perform introductory services related to capital formation activities.  On February 5, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) to Aires Capital, Inc. for such services.  The services were valued at $50,000.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On March 2, 2009, the Company completed a second Share Exchange Agreement (the “Share Exchange Agreement #2”) between the Company, as Extreme Mobile Coatings Corp, Ltd. and Extreme Mobile Coatings Worldwide Corp., a newly formed Delaware corporation.  The Share Exchange Agreement #2 was completed in order to change the domicile of the Company from the United Kingdom to the State of Delaware, the authorized common stock to 500,000,000 shares, par value $0.0001 per share, and the name of the Company from Extreme Mobile Coatings Corp. Ltd. to Extreme Mobile Coatings Worldwide Corp.  The Company exchanged 179,146,850 shares of its common stock (post forward stock split) for a like number of shares of common stock of the newly formed Delaware corporation.  In addition, the Certificate of Incorporation of Extreme Mobile Coatings Worldwide Corp. became the Certificate of Incorporation of the Company.  The Share Exchange Agreement #2 has been treated as a reverse merger.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Extreme Mobile Coatings Corp. Ltd. and Extreme Mobile Coatings Worldwide Corp. brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

On March 2, 2009, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of March 12, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.