Form 10-Q
period 2009-03-31
Extreme Mobile Coatings Corp., Ltd.
filed 2009-05-15
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-148425

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of May 15, 2009 was 180,646,850 shares.

TABLE OF CONTENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

Interim Financial Statements-

Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements March 31, 2009, and 2008	F-5

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND 2008
(UNAUDITED)

	As of	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$-	$1,749
Accounts receivable - Trade	3,026	3,026
Prepaid expenses	53,546	11,879
Total current assets	56,572	16,654
Property and Equipment:
Office and computer equipment	13,182	13,182
Trailer	34,200	34,200
	47,382	47,382
Less - Accumulated depreciation	(8,349)	(6,574)
Net property and equipment	39,033	40,808
Other Assets:
License agreement (net of accumulated amortization of $5,722 and $5,062 in 2009 and 2008, respectively)	46,201	46,861
Trademark (net of accumulated amortization of $264 and $215 in 2009 and 2008, respectively)	727	776
Security deposit	-	3,330
Total other assets	46,928	50,967
Total Assets	$142,533	$108,429

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Current portion of bank loan	$86,245	$77,581
Checks in excess of bank balance	52	-
Accounts payable - Trade	147,042	144,466
Accrued liabilities	143,431	120,677
Due to related parties - Directors and stockholders	187,231	149,353
Due to unrelated party	-	-
Promissory note - XIOM Corp. - Related party	108,500	108,500
Total current liabilities	672,501	600,577
Long-term Debt, less current portion:
Bank loan	190,732	217,615
Total long-term debt	190,732	217,615
Total liabilities	863,233	818,192
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, $0.001 par value, 179,146,850 shares authorized; 180,646,850 shares and 179,146,850 shares issued and outstanding in 2009, and 2008, respectively	180,647	179,147
Additional paid-in capital	7,155	-
Discount on common stock	-	(41,345)
(Deficit) accumulated during the development stage	(908,502)	(847,565)
Total stockholders' (deficit)	(720,700)	(709,763)
Total Liabilities and Stockholders' (Deficit)	$142,533	$108,429

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH MARCH 31, 2009
(UNAUDITED)

	For Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Revenues	$1,150	$-	$6,837

Cost of Goods Sold	-	-	-

Gross Profit	1,150	-	6,837

Expenses:
General and administrative	51,459	62,829	430,781
Professional fee paid by common stock	-	-	55,000
Depreciation and amortization	2,485	943	14,336

Total expenses	53,944	63,772	500,117

(Loss) from Operations	(52,794)	(63,772)	(493,280)

Other Income (Expense):
Interest expense	8,144	7,657	(42,134)
Loss on asset purchase agreement	-	-	(356,801)

Total Other Income (Expense)	8,144	7,657	(398,935)

Provision for Income Taxes	-	-	-

Net (Loss)	$(60,937)	$(71,429)	$(908,502)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	180,080,183	179,146,850

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH MARCH 31, 2009

	For the Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(60,937)	$(71,429)	$(908,502)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	2,484	942	14,335
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Common stock issued for services and compensation	50,000	-	105,000
Changes in net assets and liabilities-
Accounts payable - Trade	-	-	(3,026)
Prepaid expenses	(41,667)	-	(53,546)
Security deposit and other	3,330	(3,330)	-
Accounts payable - Trade	2,576	-	147,042
Accrued liabilities	22,754	29,386	143,431

Net Cash (Used in) Operating Activities	(21,460)	(44,431)	(143,668)

Investing Activities:
Purchases of equipment	-	(5,987)	(47,382)
Asset purchase agreement	-	-	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	-	-	(991)

Net Cash (Used in) Investing Activities	-	(5,987)	(430,174)

Financing Activities:
Proceeds from bank loan	-	(7,873)	400,000
Payments of principal on bank loan	(18,219)	-	(123,023)
Checks in excess of bank balance	52	2,150	52
Issuance of common stock for cash	-	-	1,082
Payments on loans from unrelated party	-	47,084	-
Proceeds from promissory notes- XIOM Corp.	-	-	108,500
Due to related parties - Stockholders	37,878	-	187,231

Net Cash Provided by Financing Activities	19,711	41,361	573,842

Net Increase (Decrease) in Cash	(1,749)	(9,057)	-

Cash - Beginning of Period	1,749	9,057	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

On February 5, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) to Aires Capital, Inc. The service were valued at $50,000.

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

Given that EMC is considered to have acquired Extreme by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of Extreme, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2009, and 2008, and the operations for the three months ended March 31, 2009, and 2008, and cumulative from inception of EMC under the name of Extreme.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Extreme brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

   Unaudited Interim Financial Statements

The interim financial statements of Extreme as of March 31, 2009, and December 31, 2008, and for the three-month periods ended March 31, 2009, and 2008, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and periods then ended. The balance sheet as of December 31, 2008, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three-month periods ended March 31, 2009, and 2008, are not necessarily indicative of operating results of the full year ending December 31, 2009.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. The estimated useful lives for significant property and equipment categories are as follows:

Computers and office equipment	3 years
Equipment and tools	5 years
Vehicles	5 years

   License Agreement

The Company capitalizes the costs incurred to acquire franchise rights.  Such costs are amortized over the remaining useful life of the related rights (see Note 3).

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2009, and 2008.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2009, and December 31, 2008, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

   Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and revenues and expenses for the three months ended March 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

(2) Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from XIOM Corp.  Initial activities of the Company through March 31, 2009, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

(3) Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with XIOM Corp. (“XIOM”), a related party Delaware corporation.  XIOM develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  EMC has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $51,923, and is being amortized over a period of 19.6 years.  EMC issued 4,511,926 shares of its common stock, valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

(4) Asset Purchase Agreement

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, EMC wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of March 31, 2009, and December 31, 2008, the Company owed $276,977, and $295,196, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

(5) Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

As of March 31, 2009, and December 31, 2008, the Company owed to stockholders and Directors of the Company $187,231 and $149,353, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note is to be paid by the Company by April 28, 2009.  As of March 31, 2009, and December 31, 2009, $108,500 had been borrowed from XIOM under the terms of the Note. On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

(6) Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

	Three Months Ended
	March 31,
	2009	2008
Federal and state-
Minimum state tax	$-	$-

Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$14,016	$16,429
Change in valuation allowance	(14,016)	(16,429)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
Loss carryforwards	$208,956	$194,940
Less - Valuation allowance	(208,956)	(194,940)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, and December 31, 2008, the Company had approximately $908,502 and $847,565 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

(7) Long-term Debt and Lease

   Operating Leases

The Company currently has an operating lease commitment for office space with an unrelated party for the period of 12 months.  The operating lease period was from February 1, 2007, through January 31, 2008, at an annual lease obligation of $9,000.  In 2008, the Company extended the lease agreement for an additional 12 months.

In January of 2008, the Company entered into an operating lease agreement with an unrelated party for office space in the state of New York.  The lease period is from January 15, 2008, through January 14, 2010, at an annual lease obligation of $19,980.  The lease agreement also required that the Company place a security deposit of $3,330 with the lessor.  The Company terminated the lease agreement at the beginning of January, 2009.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

	2009	2008
Bank loan, monthly payments through April 17, 2012; interest at 8.50% per annum; secured	$276,977	$295,196

Promissory note, due on April 28, 2009, interest at 5.0% per annum; unsecured	108,500	108,500

	385,477	403,696

Less - Current portion	(194,745)	(186,081)

Long-term portion	$190,732	$217,615

Future minimum long-term debt payments required are as follows:

Twelve Months Ending March 31,	Amount
2010	$194,745
2011	98,782
2012	91,950

Total	$385,477

(8) Common Stock

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

On April 28, 2008, Extreme entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, Extreme may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note is to be repaid by the Company by April 28, 2009.  As of March 31, 2009, the Company had borrowed $108,500 from XIOM under the terms of the Note.  On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

(10) Recent Accounting Pronouncements

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

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

(11) Subsequent Events

On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

You should read the following discussion and analysis together with the  audited financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" in our Report on form 10-K for the fiscal year ended December 31, 2008 or elsewhere in this Report.

Overview

We were incorporated on July 28, 2004 to provide quality sports and event related content and services to the Middle Eastern Markets across the mobile phone network, and receive revenues through joint ventures and other licensing arrangements.  We did not generate any revenues from these activities.

On September 16, 2008, we acquired all of the outstanding shares of Extreme Mobile Coatings, Inc. (“Extreme”) pursuant to a share exchange transaction (the “Share Exchange”) in which we issued an aggregate 13,505,085 ordinary shares in exchange for all of the outstanding shares of common stock of Extreme.  Upon completion of the Share Exchange, our Board of Directors was reconstituted with designees of Extreme replacing our then current Board of Directors.  Further, upon the completion of the Share Exchange, we abandoned our prior business plan and the operations of Extreme acquired as a result of the Share Exchange became our sole line of business. The ordinary shares issued to the former shareholders of Extreme represented approximately 99% of  our outstanding ordinary shares after giving effect to the Share Exchange, and, as a result, the Share Exchange transaction was accounted for as a reverse acquisition with Extreme as the acquiring party and Extreme Mobile Coatings Worldwide Corp. (then known as Falcon Media Services, Ltd.) as the acquired party. Accordingly, the historical financial information set forth in this report is that of Extreme unless the context otherwise requires.

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

Extreme plans to sell franchises in the states of Kentucky, Illinois, New York and California beginning in June 2009, or thereabout.  Financial information pertaining to Extreme was included in the Form 8-K we filed with the Securities and Exchange Commission on September 17, 2008.  We have abandoned our original business plan and intend to operate Extreme as our sole line of business.

 In March 2009, we changed our corporate domicile from the United Kingdom to Delaware pursuant to a share exchange transaction transaction in which each of our outstanding ordinary shares was exchanged for five shares of Common Stock of Extreme Mobile Coatings Worldwide Corp., a Delaware corporation.

Results of Operations for the three Months Ended March 31, 2009 and March 31, 2008

We achieved revenues of $1,150 for the three months ended March 31, 2009. General administrative expenses were $51,459 during the three months ended March 31, 2009 compared to $62,829 during the three months ended March 31, 2008.  The increase was primarily due to an increase in consulting fees that we paid  We incurred a net loss of $(52,794) during the three months ended March 31, 2009 compared to a net loss of $(63,772) during the three months ended March 31, 2008.  The increase in the net loss was directly related to the increase in general and administrative expenses described above.

Our operating results in future periods are expected to differ materially in future periods as a result of our acquisition of Extreme.

Liquidity and Capital Resources

We had no cash at March 31, 2009, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

We have funded our operations to date through loans and equity contributions made by our founders and will require additional funds to begin to implement our business plan.  Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets..

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of March 31, 2009, $86,245 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of XIOM common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to XIOM Corp. pursuant to which Extreme may borrow up to $150,000 from XIOM.  A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid.  As of March 31, 2008, $108,500 was due under the note, which was due in full on April 28, 2009, bears interest at a rate of 5% per annum. The maturity date of the note, which was originally due on April 28, 2009, has been extended until April 30, 2010.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of our franchise opportunities and services.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At March 31, 2009, we had  a working capital deficit of $615,929, stockholders’ deficit of $720,700 and an outstanding balance of long-term debt of $190,732.  Our financial condition as of March 31, 2009 raises doubt as to our ability to continue our normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on our business and prospects.

Off-Balance Sheet Arrangements

We is not a party to any off-balance sheet arrangements, and we does not engage in trading activities involving non-exchange traded contracts. In addition, neither we does not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of ours assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Inapplicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act occurred during the period covered by this report. Based on that evaluation, management and the chief executive officer/chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in our Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2009, we issued 1,500,000 shares of common stock to Aries Capital in connection with its agreement to provide consulting services to us.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with such issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 2009, the holders of a majority of our ordinary shares entitled to vote and our Board of Directors approved (i) a share  exchange transaction pursuant to which we changed our corporate domicile from  the United Kingdom to Delaware, (ii) a change of  our corporate name to Extreme Mobile Coatings Worldwide Corp. and (iii) a five (5) for one (1) forward split of our common stock.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Index to Exhibits

Exhibit	Description of Exhibit
31.1 (3)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (3)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 15, 2009.

Extreme Mobile Coatings Worldwide Corp.

Date: May 15, 2009	By:	/s/ Charles Woodward
Charles Woodward, President and CEO

Date: May 15, 2009	By:	/s/ Michael Wade
Michael Wade
Chief Financial Officer