Form 10-Q
period 2009-06-30
Extreme Mobile Coatings Corp., Ltd.
filed 2009-08-19
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of August 19, 2009 was 181,196,850 shares.

TABLE OF CONTENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.

Part I – Financial Information

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 EXTREME MOBILE COATINGS WORLDWIDE CORP.
 Consolidated Balance Sheet
As of June 30, 2009 and December 31, 2008

EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of June 30, 2009, and December 31, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements June 30, 2009, and 2008	F-5

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	As of	As of
	June 30,	December 31,
	2009	2008
Current Assets:
Cash in bank	$2,975	$1,749
Accounts receivable - Trade	4,226	3,026
Prepaid expenses	41,667	11,879
Total current assets	48,868	16,654
Property and Equipment:
Office and computer equipment	13,182	13,182
Trailer	34,200	34,200
	47,382	47,382
Less - Accumulated depreciation	(12,272)	(6,574)
Net property and equipment	35,110	40,808
Other Assets:
License agreement (net of accumulated amortization of $6,382
and $5,062 in 2009 and 2008, respectively)	45,541	46,861
Trademark (net of accumulated amortization of $328 and $215
in 2009 and 2008, respectively)	1,231	776
Investment in Falcon	15,000	--
Security deposit	3,419	3,330
Total other assets	65,191	50,967
Total Assets	$149,169	$108,429
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Current portion of bank loan	$86,245	$77,581
Accounts payable - Trade	180,615	144,466
Accrued liabilities	142,157	120,677
Due to related parties - Directors and stockholders	259,578	149,353
Promissory note - XIOM Corp. - Related party	108,500	108,500
Total current liabilities	777,095	600,577
Long-term Debt, less current portion:
Bank loan	167,585	217,615
Total long-term debt	167,585	217,615
Total liabilities	944,680	818,192
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, $0.001 par value, 179,146,850 shares
authorized; 181,196,850 shares and 179,146,850 shares
issued and outstanding in 2009, and 2008, respectively	181,197	179,147
Additional paid-in capital	15,726	--
Discount on common stock	--	(41,345)
(Deficit) accumulated during the development stage	(992,434)	(847,565)
Total stockholders' (deficit)	(795,511)	(709,763)
Total Liabilities and Stockholders' (Deficit)	$149,169	$108,429

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH JUNE 30, 2009 (UNAUDITED)

	For Three Months Ended		For Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception

Revenues	$8,295	$1,000	$9,445	$1,000	$15,132

Cost of Goods Sold	-	-	-		-

Gross Profit	8,295	1,000	9,445	1,000	15,132

Expenses:
General and administrative	84,771	53,538	136,230	116,367	515,552
Professional fee paid by common stock	-	-	-	-	55,000
Depreciation and amortization	4,646	2,839	7,131	3,782	18,982

Total expenses	89,417	56,377	143,361	120,149	589,534

(Loss) from Operations	(81,122)	(55,377)	(133,916)	(119,149)	(574,402)

Other Income (Expense):
Interest expense	2,809	10,843	10,953	18,500	(39,325)
Loss on asset purchase agreement	-	-	-	-	(356,801)

Total Other Income (Expense)	2,809	10,843	10,953	18,500	(396,126)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(83,931)	$(66,220)	$(144,869)	$(137,649)	$(992,434)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	180,840,257	179,146,850	180,454,032	179,146,850

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH JUNE 30, 2009

	For the Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(144,869)	$(137,649)	$(992,434)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	7,131	3,782	18,982
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Common stock issued for services and compensation	50,000	-	105,000
Changes in net assets and liabilities-			-
Accounts receivable - Trade	7,653	-	4,627
Prepaid expenses	(38,641)	73,333	(50,520)
Security deposit and other	(89)	(3,330)	(3,419)
Accounts payable - Trade	36,149	2,500	180,615
Accrued liabilities	21,480	46,047	142,157

Net Cash (Used in) Operating Activities	(61,186)	(15,317)	(183,394)

Investing Activities:
Purchases of equipment	-	(41,868)	(47,382)
Asset purchase agreement	(15,000)	-	(375,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	(568)	-	(1,559)

Net Cash (Used in) Investing Activities	(15,568)	(41,868)	(445,742)

Financing Activities:
Proceeds from bank loan	-	74,364	400,000
Payments of principal on bank loan	(41,366)	-	(146,170)
Checks in excess of bank balance	-	-	-
Issuance of common stock for cash	9,121	-	10,203
Proceeds from promissory notes- XIOM Corp.	-	-	108,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	(7,675)	(7,675)
Due to related parties - Stockholders	110,225	9,794	259,578

Net Cash Provided by Financing Activities	77,980	76,483	632,111

Net Increase (Decrease) in Cash	1,226	19,298	2,975

Cash - Beginning of Period	1,749	10,137	-

Cash - End of Period	$2,975	$29,435	$2,975

Supplemental Information of Noncash Investing and Financing Activities:
Effective February 2, 2007, the EMC issued 4,511,926 shares of its common stock in connection with a master licensing agreement with XIOM Corp. valued at $26,923.

On September 16, 2008, the Company issued 613,867 shares of common stock for professional services valued at $55,000.

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-incapital in the accompanying statements of stockholders' equity (deficit).

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
JUNE 30, 2009, AND 2008
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

Given that EMC is considered to have acquired Extreme by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of Extreme, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2009, and 2008, and the operations for the three and six months ended June 30, 2009, and 2008, and cumulative from inception of EMC under the name of Extreme.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Extreme brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)
   Unaudited Interim Financial Statements

The interim financial statements of Extreme as of June 30, 2009, and December 31, 2008, and for the three-month and six-month periods ended June 30, 2009, and 2008, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q. The accompanying interim financial statements are unaudited and are subject to year-end adjustments. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and periods then ended. The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three-month and six-month periods ended June 30, 2009, and 2008, are not necessarily indicative of operating results of the full year ending December 31, 2009.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the six months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and six months ended June 30, 2009, and 2008.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009, and 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2009, and December 31, 2008, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

   Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and revenues and expenses for the three months and six months ended June 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)
(2)           Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from XIOM Corp.  Initial activities of the Company through June 30, 2009, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)
(4)           Asset Purchase Agreement

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, EMC wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of June 30, 2009, and December 31, 2008, the Company owed $253,830, and $295,196, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

(5)           Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

As of June 30, 2009, and December 31, 2008, the Company owed to stockholders and Directors of the Company $259,578 and $149,353, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note is to be paid by the Company by April 28, 2009.  As of June 30, 2009, and December 31, 2009, $108,500 had been borrowed from XIOM under the terms of the Note. On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)
(6)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

	Six Months Ended
	June 30,
	2009	2008

Federal and state- Minimum state tax	$-	$-

Total current tax provision	$-	$-

Federal and state- Loss carryforwards	$33,320	$31,659
Change in valuation allowance	(33,320)	(31,659)

Total deferred tax provision	$-	$-

	As of	As of
	March 31,	December 31,
	2009	2008

Loss carryforwards	$208,956	$194,940
Less - Valuation allowance	(208,956)	(194,940)

Total net deferred tax assets	$-	$-

The Company had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

	As of	As of
	June 30,	December 31,
	2009	2008

Loss carryforwards	$228,260	$194,940
Less - Valuation allowance	(228,260)	(194,940)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, and December 31, 2008, the Company had approximately $992,434 and $847,565 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

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
JUNE 30, 2009, AND 2008
(Unaudited)
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

	2009	2008
Bank loan, monthly payments through
April 17, 2012; interest at 8.50% per
annum; secured	$253,830	$295,196

Promissory note, due on April 28, 2009, interest
at 5.0% per annum; unsecured	108,500	108,500

	362,330	403,696

Less - Current portion	(194,745)	(186,081)

Long-term portion	$167,585	$217,615

Future minimum long-term debt payments required are as follows:

Twelve Months Ending March 31,	Amount

2010	$194,745
2011	98,782
2012	68,803

Total	$362,330

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

In February 2009, the Company entered into a verbal agreement with Aires Capital, Inc. whereby Aires Capital, Inc. agreed to perform introductory services related to capital formation activities.  On February 5, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) to Aires Capital, Inc. for such services.  The services were valued at $50,000.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

On April 28, 2008, Extreme entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, Extreme may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note is to be repaid by the Company by April 28, 2009.  As of June 30, 2009, the Company had borrowed $108,500 from XIOM under the terms of the Note.  On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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
JUNE 30, 2009, AND 2008
(Unaudited)

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
JUNE 30, 2009, AND 2008
(Unaudited)
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”).  SFAS No.166 revises the derecognition provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

 This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R).”  SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168").  SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification does not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to:  (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the changes(s) in the Codification.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

On September 16, 2008, we acquired all of the outstanding shares of Extreme Mobile Coatings, Inc. (“Extreme”) pursuant to a share exchange transaction (the “Share Exchange”) in which we issued an aggregate 13,505,085 ordinary shares in exchange for all of the outstanding shares of common stock of Extreme.  Upon completion of the Share Exchange, our Board of Directors was reconstituted with designees of Extreme replacing our then current Board of Directors.  Further, upon the completion of the Share Exchange, we abandoned our prior business plan and the operations of Extreme acquired as a result of the Share Exchange became our sole line of business. The ordinary shares issued to the former shareholders of Extreme represented approximately 99% of  our outstanding ordinary shares after giving effect to the Share Exchange, and, as a result, the Share Exchange transaction was accounted for as a reverse acquisition with Extreme as the acquiring party and Extreme Mobile Coatings Worldwide Corp. (a United Kingdom company, then known as Falcon Media Services, Ltd.) as the acquired party. Accordingly, the historical financial information set forth in this report for the period prior to the Share Exchange is that of Extreme unless the context otherwise requires.

Extreme is a successor to A&C Coatings, LLC, a Delaware limited liability company formed in February 2007 and converted under Delaware law to a Delaware corporation in January 2008.  Extreme is a development stage company and has not achieved any revenues to date.  Extreme plans to offer franchise opportunities to operate mobile businesses that provide painting or coatings on various surfaces using a patented mobile system, which is licensed to Extreme by Xiom Corporation.  These coatings can be applied to various industrial surfaces to help reduce microbe levels, reduce the accumulation of barnacles on marine vessels, prevent slipping or prevent the adherence of graffiti, among other things.  The potential customer base that Extreme has identified to which such coatings may be marketed includes hospitals and other health care facilities, schools, day care centers, marinas and the food service industry.  Extreme also plans to operate a mobile coating business in and around Nicholasville, Kentucky through which Extreme markets its products and services to potential customers directly.

Extreme plans to sell franchises in the states of Kentucky, Illinois, New York and California beginning in the third quarter of 2009, or thereabout.  Financial information pertaining to Extreme was included in the Form 8-K we filed with the Securities and Exchange Commission on September 17, 2008.  We have abandoned our original business plan and intend to operate Extreme as our sole line of business.

In March 2009, we changed our corporate domicile from the United Kingdom to Delaware pursuant to a share exchange transaction in which each of our outstanding ordinary shares was exchanged for five shares of Common Stock of Extreme Mobile Coatings Worldwide Corp., a Delaware corporation.

On May 27, 2009, we entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of Cloudtech Sensors, Inc. (“Cloudtech”), an early-stage developer of handheld detectors that can discover and identify hundreds of biological, chemical, environmental and radioactive agents, then wirelessly relay crucial data to command-and-control centers for instant analysis and response.  On the execution of a definitive Agreement, each share of Cloudtech will receive one share of or common stock at the closing.  It is anticipated as part of the transaction that senior management of Cloudtech will assume some of the senior positions with Extreme.  The closing will be conditioned upon the effectiveness of a Registration Statement on Form S-4 that will be filed with the Securities and Exchange Commission to register the shares of Extreme that will be issued to Cloudtech's shareholders.

We will need to raise additional capital to pursue our business plan, expand our business and complete the acquisition of Cloudech.  No assurance can be given that we will be successful in raising additional capital

Results of Operations for the six months ended June 30, 2009, June 30, 2009 and March 31, 2008

We achieved $9445 and $1000 during either fiscal 2009 or 2008. General administrative expenses were $136,230 during the six months ended June 30, 2009 compared to $116,367 during the six months ended June 30, 2008.  The increase was primarily due to an increase in consulting fees that we paid  We incurred a net loss of $144,869 during the six months ended June 30, 2009 compared to a net loss of $137,649 during the six months ended June 30, 2008.  The increase in the net loss was directly related to the increase in general and administrative expenses described above.

Our operating results in future periods are expected to differ materially in future periods if we are successful in raising the capital necessary to pursue our business plan.

Liquidity and Capital Resources

We had only $2975 of cash at June 30, 2009, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

We have funded our operations to date through loans and equity contributions made by our founders and will require additional funds to begin to implement our business plan.  Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets..

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of June 30, 2009, $253,830 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of XIOM common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to XIOM Corp. pursuant to which Extreme may borrow up to $150,000 from XIOM.  A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid.  As of June 30, 2008, $108,500 was due under the note, which was due in full on April 28, 2009, bears interest at a rate of 5% per annum and remains unpaid.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of our franchise opportunities and services.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At June 30, 2009, we had a working capital deficit of $728,227, stockholders’ deficit of $795,511 and an outstanding balance of long-term debt of $_____.  Our financial condition as of June 30, 2009 raises doubt as to our ability to continue our normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on our business and prospects.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we doe not engage in trading activities involving non-exchange traded contracts. In addition, we doe not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of ours assets.

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

None

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

Extreme Mobile Coatings Worldwide Corp.

Date: August 19, 2009	By:	/s/ Charles Woodward
Charles Woodward, President and CEO

Date: August 19, 2009	By:	/s/ Michael Wade
Michael Wade
Chief Financial Officer