Form 10-Q
period 2009-09-30
Extreme Mobile Coatings Corp., Ltd.
filed 2009-11-23
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-148425

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

126 Dewey Dr.
Nicholasville, Kentucky 40356
(Address of principal executive offices)
(859) 887-1199
(Registrant’s telephone number, including area code)

225 Two Oaks Drive
Nicholasville, Kentucky 40356
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
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of November 23, 2009 was 214,509,350 shares of common stock.

TABLE OF CONTENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

	As of	As of
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$3,113	$1,749
Accounts receivable - Trade	4,440	3,026
Prepaid expenses	16,667	11,879
Total current assets	24,220	16,654
Property and Equipment:
Office and computer equipment	13,182	13,182
Trailer	34,200	34,200
	47,382	47,382
Less - Accumulated depreciation	(14,598)	(6,574)
Net property and equipment	32,784	40,808
Other Assets:
License agreement (net of accumulated amortization of $7,043 and $5,062 in 2009 and 2008, respectively)	44,880	46,861
Trademark (net of accumulated amortization of $418 and $215 in 2009 and 2008, respectively)	1,141	776
Investment in Falcon	15,000	-
Security deposit	3,419	3,330
Total other assets	64,440	50,967
Total Assets	$121,444	$108,429

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Current portion of bank loan	$81,836	$77,581
Accounts payable - Trade	186,254	144,466
Accrued liabilities	174,358	120,677
Due to related parties - Directors and stockholders	331,944	149,353
Promissory note - XIOM Corp. - Related party	108,500	108,500
Total current liabilities	882,892	600,577
Long-term Debt, less current portion:
Bank loan	153,197	217,615
Total long-term debt	153,197	217,615
Total liabilities	1,036,089	818,192
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized; 191,259,350 shares and 179,146,850 shares issued and outstanding in 2009 and 2008, respectively	191,259	179,147
Additional paid-in capital	83,664	-
Discount on common stock	-	(41,345)
(Deficit) accumulated during the development stage	(1,189,568)	(847,565)
Total stockholders' (deficit)	(914,645)	(709,763)
Total Liabilities and Stockholders' (Deficit)	$121,444	$108,429

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	For Three Months Ended		For Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$6,451	$1,343	$15,896	$2,343	$21,583
Cost of Goods Sold	-	-	-		-
Gross Profit	6,451	1,343	15,896	2,343	21,583
Expenses:
General and administrative	116,609	159,922	193,718	276,289	573,040
Professional fee paid by common stock	78,000	-	137,121	-	192,121
Depreciation and amortization	3,077	2,963	10,208	6,745	22,059
Total expenses	197,686	162,885	341,047	283,034	787,220
(Loss) from Operations	(191,235)	(161,542)	(325,151)	(280,691)	(765,637)
Other Income (Expense):
Interest expense	5,899	7,166	16,852	25,666	67,130
Loss on asset purchase agreement	-	-	-	-	356,801
Total Other Income (Expense)	5,899	7,166	16,852	25,666	423,931
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(197,134)	$(168,708)	$(342,003)	$(306,357)	$(1,189,568)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	186,009,350	179,146,850	182,326,154	179,146,850

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINW MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
 AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	For the Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(342,003)	$(306,357)	$(1,189,568)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	10,208	6,884	22,059
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	10,760	54,797
Common stock issued for services and compensation	137,121	-	192,121
Changes in net assets and liabilities-			-
Accounts receivable - Trade	(1,414)	(1,125)	(4,440)
Prepaid expenses	(4,788)	61,454	(16,667)
Security deposit and other	(89)	(3,330)	(3,419)
Accounts payable - Trade	41,788	64,957	186,254
Accrued liabilities	53,681	56,513	174,358
Net Cash (Used in) Operating Activities	(105,496)	(110,244)	(227,704)
Investing Activities:
Purchases of equipment	-	(41,868)	(47,382)
Asset purchase agreement	(15,000)	-	(375,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	(568)	-	(1,559)
Net Cash (Used in) Investing Activities	(15,568)	(41,868)	(445,742)
Financing Activities:
Proceeds from bank loan	-	-	400,000
Payments of principal on bank loan	(60,163)	(40,479)	(164,967)
Issuance of common stock for cash	-	-	1,082
Proceeds from promissory notes- XIOM Corp.	-	108,500	108,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	-	(7,675)
Due to related parties - Stockholders	182,591	74,330	331,944
Net Cash Provided by Financing Activities	122,428	142,351	676,559
Net Increase (Decrease) in Cash	1,364	(9,761)	3,113
Cash - Beginning of Period	1,749	10,137	-
Cash - End of Period	$3,113	$376	$3,113

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,852	$25,666	$65,762
Income taxes	$-	$-	$-
Supplemental Information of Noncash Investing and Financing Activities:
Effective February 2, 2007, the Company issued 45,119,260 shares of common stock (post forward stock split) in connection with a master licensing agreement with XIOM Corp. valued at $26,923.

On September 16, 2008, the Company issued 6,138,670 shares of common stock (post forward stock split) for professional services valued at $55,000.

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying statements of stockholders' equity (deficit).

On February 5, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) to Aires Capital, Inc. for services valued at $50,000.

On May 27, 2009, the Company issued 550,000 shares of common stock (post forward stock split) for consulting services valued at $9,121.

On August 18, 2009, the Company issued 10,062,500 shares of common stock (post forward stock split) to Michael S. Krome for legal fees paid on behalf of the company.  The legal fees totaled $78,000.

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

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

Given that EMC is considered to have acquired Extreme by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of Extreme, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2009, and 2008, and the operations for the three and nine months ended September 30, 2009, and 2008, and cumulative from inception of EMC under the name of Extreme.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Extreme brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

Unaudited Interim Financial Statements

The interim financial statements of Extreme as of September 30, 2009, and December 31, 2008, and for the three month and nine month periods ended September 30, 2009, and 2008, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  The accompanying interim financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three and nine month periods then ended.  The balance sheet as of December 31, 2008, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, but does not include all disclosures required by GAAP.  The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The results of operations for the three-month and nine-month periods ended September 30, 2009, and 2008, are not necessarily indicative of operating results of the full year ending December 31, 2009.

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
SEPTEMBER 30, 2009, AND 2008

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and nine months ended September 30, 2009, and 2008.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of September 30, 2009, and December 31, 2008, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and revenues and expenses for the three months and nine months ended September 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

(2)           Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from XIOM Corp.  Initial activities of the Company through September 30, 2009, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

(3)           Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with XIOM Corp. (“XIOM”), a related party Delaware corporation.  XIOM develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  EMC has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $51,923, and is being amortized over a period of 19.6 years.  The Company issued 45,119,260 shares of its common stock, valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

(4)           Asset Purchase Agreement

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, EMC wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of September 30, 2009, and December 31, 2008, the Company owed $235,033, and $295,196, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

(5)           Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

As of September 30, 2009, and December 31, 2008, the Company owed to stockholders and Directors of the Company $291,278 and $149,353, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note is to be paid by the Company by April 28, 2009.  As of September 30, 2009, and December 31, 2009, $108,500 had been borrowed from XIOM under the terms of the Note.  On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

(6)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008 were as follows (assuming a 23 percent effective tax rate):

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

	Nine Months Ended
	September 30,
	2009	2008

Federal and state-
Minimum state tax	$-	$-

Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$78,661	$70,462
Change in valuation allowance	(78,661)	(70,462)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	2009	2008

Federal and state-
Minimum state tax	$-	$-

Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$176,629	$97,968
Change in valuation allowance	(176,629)	(97,968)

Total deferred tax provision	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and December 31, 2008, the Company had approximately $767,950 and $425,948 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2029.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

In January of 2008, the Company entered into an operating lease agreement with an unrelated party for office space in the state of New York.  The lease period is from January 15, 2008, through January 14, 2010, at an annual lease obligation of $19,980.  The lease agreement also required that the Company place a security deposit of $3,330 with the lessor.  The Company terminated the lease agreement at the beginning of January 2009.

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

	2009	2008
Bank loan, monthly payments through
April 17, 2012; interest at 8.50% per
annum; secured	$235,033	$295,196

Promissory note, due on April 28, 2009, interest
at 5.0% per annum; unsecured	108,500	108,500

	343,533	403,696

Less - Current portion	(190,336)	(186,081)

Long-term portion	$153,197	$217,615

Future minimum long-term debt payments required are as follows:

Twelve Months Ending March 31,	Amount

2010	$190,336
2011	89,079
2012	64,118
Total	$343,533

(8)           Common Stock

On June 27, 2004, the Company issued ten shares of common stock (post forward stock split) to a Director of the Company valued at a price of $0.20 per share for cash.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

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
SEPTEMBER 30, 2009, AND 2008

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

On May 27, 2009, the Company issued 550,000 shares of common stock (post forward stock split) for consulting services valued at $9,121.

On August 18, 2009, the Company issued 10,062,500 shares of common stock (post forward stock split) to Michael S. Krome for legal fees paid on behalf of the company.  The legal fees totaled $78,000.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

On April 28, 2008, Extreme entered into a promissory note (the “Note”) with XIOM, a stockholder of the Company.  Per the terms of the Note, Extreme may borrow up to $150,000 from XIOM, at an interest rate of 5.0 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note is to be repaid by the Company by April 28, 2009.  As of September 30, 2009, the Company had borrowed $108,500 from XIOM under the terms of the Note.  On April 20, 2009, Extreme extended the promissory note with XIOM to April 30, 2010.

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
SEPTEMBER 30, 2009, AND 2008

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
SEPTEMBER 30, 2009, AND 2008

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

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS 165 provides:

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

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No.  46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(11)           Subsequent Events

   Stock Issuance

On October 9, 2009, the Company issued 1,250,000 shares of common stock (post forward stock split) to M. David Sayid for legal services.

On October 9, 2009, the Company issued 6,000,000 shares of common stock (post forward stock split) to Concord Resources LLC for consulting services.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(FORMERLY EXTREME MOBILE COATINGS CORP., LTD.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008

On October 9, 2009, the Company issued 3,000,000 shares of common stock (post forward stock split) to Triumph Small Cap Fund, Inc. for consulting services.

On October 9, 2009, the Company issued 3,500,000 shares of common stock (post forward stock split) to Simcar Holdings for consulting services.

On November 9, 2009, the Company issued 6,000,000 shares of common stock (post forward stock split) to Serpent Holdings, LLC to relieve a debt the Company owed to Serpent Holdings, LLC.

On October 26, 2009, the Company entered into an agreement with Imperial Consulting Network, Inc. whereby Imperial Consulting Network, Inc. agreed to provide advisory and consulting services to the Company.  On November 12, 2009, the Company issued 3,500,000 shares of common stock (post forward stock split) to Imperial Consulting Network, Inc. for such services.

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

On September 16, 2008, we acquired all of the outstanding shares of Extreme Mobile Coatings, Inc. (“Extreme”) pursuant to a share exchange transaction (the “Share Exchange”) in which we issued an aggregate 135,050,850 ordinary shares (post forward stock split) in exchange for all of the outstanding shares of common stock of Extreme.  Upon completion of the Share Exchange, our Board of Directors was reconstituted with designees of Extreme replacing our then current Board of Directors.  Further, upon the completion of the Share Exchange, we abandoned our prior business plan and the operations of Extreme acquired as a result of the Share Exchange became our sole line of business. The ordinary shares issued to the former shareholders of Extreme represented approximately 99% of  our outstanding ordinary shares after giving effect to the Share Exchange, and, as a result, the Share Exchange transaction was accounted for as a reverse acquisition with Extreme as the acquiring party and Extreme Mobile Coatings Worldwide Corp. (a United Kingdom company, then known as Falcon Media Services, Ltd.) as the acquired party. Accordingly, the historical financial information set forth in this report for the period prior to the Share Exchange is that of Extreme unless the context otherwise requires.

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

We will need to raise additional capital to pursue our business plan, expand our business and complete the acquisition of Cloudech.  No assurance can be given that we will be successful in raising additional capital

Results of Operations for the nine months ended September 30, 2009 and September 20, 2008

We achieved almost no revenues during either fiscal 2009 or 2008. General administrative expenses were $193,718 during the nine months ended September 30, 2009 compared to $276,289 during the nine months ended September 30, 2008.  The decrease was primarily due to a decrease in attorney fees, rent expense, and accounting fees that we paid.  We incurred a net loss of $342,003 during the nine months ended September 30, 2009 compared to a net loss of $306,357 during the nine months ended September 30, 2008.  The increase in the net loss was related to an increase in professional fees paid by common stock.  Our operating results in future periods are expected to differ materially in future periods if we are successful in raising the capital necessary to pursue our business plan.

Liquidity and Capital Resources

We had only $3,113 of cash at September 30, 2009, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

We have funded our operations to date through loans and equity contributions made by our founders and will require additional funds to begin to implement our business plan.  Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets.

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of September 30, 2009, $235,033 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of XIOM common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to XIOM Corp. pursuant to which Extreme may borrow up to $150,000 from XIOM.  A payment of $35,000 was due to XIOM under the note in June 2008, but was not paid.  As of September 30, 2009, $108,500 was due under the note, which was due in full on April 28, 2009, bears interest at a rate of 5% per annum and remains unpaid.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of our franchise opportunities and services.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At September 30, 2009, we had a working capital deficit of $858,672, stockholders’ deficit of $914,645 and an outstanding balance of long-term debt of $153,197.  Our financial condition as of September 30, 2009 raises doubt as to our ability to continue our normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on our business and prospects.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Index to Exhibits

Exhibit	Description of Exhibit
2.1 (1)	Share Exchange Agreement among the Registrant, Extreme Mobile Coatings, Inc. and the stockholders of Extreme Mobile Coatings, Inc.
3.1 (4)	Certificate of Incorporation of the Registrant, as amended
3.2 (4)	Bylaws of the Registrant, as amended
10.1 (1)	Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc.
10.2 (1)	First Amendment to Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc.
10.3 (1)	Consulting Agreement dated as of March 1, 2008 between Extreme Mobile Coatings, Inc. and Scott R. Hamann, M.D.
31.1 (5)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (5)	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (5)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (5)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________
(1)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2008.
(2)	Incorporated by reference to similarly numbered exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on January 2, 2008.

(3)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2008.
(4)	Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2009.
(5)	Attached hereto

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 15, 2009.

Extreme Mobile Coatings Worldwide Corp.

Date: November 23, 2009	By:	/s/ Charles Woodward
Charles Woodward, President and CEO

Date: November 23, 2009	By:	/s/ Michael Wade
Michael Wade
Chief Financial Officer