Form 10-Q/A
period 2009-09-30
Extreme Mobile Coatings Corp., Ltd.
filed 2009-12-07
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of December 4, 2009 was 214,509,350 shares of common stock.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2009
(Unaudited)

	For Three Months Ended		For Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception

Revenues	$6,451	$1,343	$15,896	$2,343	$21,583
Cost of Goods Sold	-	-	-		-
Gross Profit	6,451	1,343	15,896	2,343	21,583
Expenses:
General and administrative	116,609	159,922	193,718	276,289	573,040
Professional fee paid by common stock	78,000	-	137,121	-	192,121
Depreciation and amortization	3,077	2,963	10,208	6,745	22,059
Total expenses	197,686	162,885	341,047	283,034	787,220
(Loss) from Operations	(191,235)	(161,542)	(325,151)	(280,691)	(765,637)
Other Income (Expense):
Interest (expense)	(5,899)	(7,166)	(16,852)	(25,666)	(67,130)
(Loss) on asset purchase agreement	-	-	-	-	(356,801)
Total Other Income (Expense)	(5,899)	(7,166)	(16,852)	(25,666)	(423,931)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(197,134)	$(168,708)	$(342,003)	$(306,357)	$(1,189,568)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	186,009,350	179,146,850	182,326,154	179,146,850

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
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

Computers and office equipment	5-7 years
Equipment and tools	5-7 years
Vehicles	5 years

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

(3)           Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with XIOM Corp. (“XIOM”), a related party Delaware corporation.  XIOM develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  EMC has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $51,923, and is being amortized over a period of 19.6 years.  The Company issued 45,119,260 shares of its common stock (post forward stock split), valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

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

As of September 30, 2009, and December 31, 2008, the Company owed to stockholders and Directors of the Company $331,944 and $149,353, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

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

As of September 30, 2009, and December 31, 2008, the Company had approximately $767,950 and $425,948 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

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

Effective September 16, 2008, the Company entered into a Share Exchange with the shareholders of EMC, whereby the Company acquired all of the issued and outstanding capital stock of EMC (135,050,850 shares) in exchange for 135,050,850 shares of common stock (post forward stock split) of the Company.  The common stock of the Company has a par value of $0.001 per share.  As a result of the Share Exchange, the stockholders of EMC control the Company, and EMC has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Share Exchange.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and EMC brought forward at their historical bases.  In connection with the issuance of 135,050,850 shares of common stock, 6,138,670 of such shares (post forward stock split) were issued for professional services valued at $55,000.

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

On May 27, 2009, we entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of Cloudtech Sensors, Inc. (“Cloudtech”), an early-stage developer of handheld detectors that can discover and identify hundreds of biological, chemical, environmental and radioactive agents, then wirelessly relay crucial data to command-and-control centers for instant analysis and response.  On the execution of a definitive Agreement, each share of Cloudtech will receive one share of our common stock at the closing.  It is anticipated as part of the transaction that senior management of Cloudtech will assume some of the senior positions with Extreme.  The closing will be conditioned upon the effectiveness of a Registration Statement on Form S-4 that will be filed with the Securities and Exchange Commission to register the shares of Extreme that will be issued to Cloudtech's shareholders.

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

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of September 30, 2009, $235,033 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,785 shares of XIOM common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to XIOM Corp. pursuant to which Extreme may borrow up to $150,000 from XIOM.  A payment of $35,000 was due to XIOM under the note in June 2008, but was not paid.  As of September 30, 2009, $108,500 was due under the note, which was due in full on April 28, 2009, bears interest at a rate of 5% per annum and remains unpaid. On April 20, 2009, we extended the promissory note with XIOM to April 30, 2010.

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

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we do not have any financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of ours assets.

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

Extreme Mobile Coatings Worldwide Corp.

Date: December 4, 2009	By:	/s/ Charles Woodward
Charles Woodward, President and CEO

Date: December 4, 2009	By:	/s/ Michael Wade
Michael Wade
Chief Financial Officer