Form 10-K
period 2009-12-31
Extreme Mobile Coatings Corp., Ltd.
filed 2010-04-15
CIK 1421851

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

Commission File number: 333-148425

EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
 (IRS Employer Identification No.)

126 Dewey Dr.
Nicholasville, Kentucky 40356
(Address of Principal executive offices) (Zip Code)

Registrant’s telephone number: (859) 887-1199

Securities registered under Section 12(b) of the “Exchange Act”

Common Share, Par Value, $.0001
(Title of each Class)

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
☐  Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,035,876.48 as of April 15, 2010, based on a market price of $.016 per share.  For purposes of the foregoing computation, all executive officers, Directors and 5% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such executive officers, Directors or 5% beneficial owners are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding, as of April 15, 2010 was: 271,581,572

DOCUMENTS INCORPORATED BY REFERENCE

None

EXTREME MOBILE COATINGS WORLDWIDE CORP.
ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2009

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

Where You Can Find Us

The Company’s corporate offices are located at 126 Dewy Dr., Nicholasville, Kentucky 40356, and its phone number is 859-887-1199.  Its web site is www.extrememobilecoating.com.

Description of Extreme Mobile Coatings, Inc.

BUSINESS

General

The Company conducts its operations through its wholly owned subsidiary, Extreme Mobile Coatings, Inc., a successor of A&C Coatings, LLC, which was formed in February 2007 to offer franchise opportunities to operate a mobile business which provides painting or coating on various surfaces utilizing a special patented mobile system developed by Environmental Infrastructure Holdings Corp. f/k/a Xiom Corp. and licensed to Extreme.  Xiom Corp. is now a wholly owned subsidiary of Environmental Infrastructure Holdings Corp.

In addition, Extreme operates a mobile coating business in and around Nicholasville, Kentucky.

The Xiom coatings include coatings that:

☐	reduce or mitigate microbe levels on various surfaces;

☐	contain anti-foul polymers that reduce the accumulation of barnacles and other materials on marine vessels;

☐	glow in the dark;

☐	prevent or reduce slipping;

☐	prevent graffiti from adhering to a surface; and

☐	coat any surface with a chosen color.

Potential customers include hospitals, physician offices, schools, day care centers, marinas and other businesses and individuals.

The EIHC Technology

Materials used with the Environmenatal Infrastructure Holdings, Corp. (“EIHC”) technology (formerly XIOM Corp. “XIOM”) System are produced from various formulas of plastic powders.  The powder mixture is melted and projected onto a substrate via a mixture of air and flammable gases that produce the actual coating.  The air, flammable gases and powder mixture are brought together through a specialized and patented gun with a flame nozzle where the powder material is melted and sprayed forward onto the surface to be coated.  The gases and heated coating are cooled by the surface that it adheres to.

Powder coating currently is a process in which metal parts are brought into a factory environment where they are cleaned and prepared to receive a powder coating.  Plastic in powder form is then applied to the various metal parts by means of an electrostatic charge that causes the powder to adhere to the surface.  The coated part is then heated in an oven for a period of time to cause the plastic to melt and adhere to the substrate.  The EIHC process operates differently.  Although the EIHC system uses plastic powder, the powder is not electrostatically charged in order for it to adhere to a substrate. The XIOM system uses a different mechanism that simultaneously applies and fuses the powder to a substrate.  The advantages of this process are that the coating process is totally portable and can be applied anywhere, not necessarily in a factory setting, can be applied without the use of an oven to cure the coating, and can be applied to most substrates in addition to the metal substrate to which powder coatings are traditionally applied to in a factory, using an oven.

The EIHC plastic spray technology is unique and has patents pending.  The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory.  The patents will last, upon issuance, for a period of 20 years, unless other patents are applied for.  With the EIHC process, the on-site plastic powder coating process, coatings can be deposited on wood, steel, fiberglass, concrete and plastic – a variety of substrates not all available to traditional powder coating.  The EIHC process is quick, does not use an expensive oven for curing and can be used both outside and inside a building.

The technology associated with the EIHC system was developed personally by two officers of EIHC.  This technology was developed and enhanced over time with funding from contacts with the New York State Energy Research & Development Authority (“NYSERDA”).  The refinements made to the technology pursuant to these contracts have resulted in the EIHC 1000 Thermal Spray system that is currently marketed for commercial sale.

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

The EIHC products contain no VOCs.  There is a current trend by the EPA to ban VOCs from products sold to the public for safety and health purposes, but there is no guarantee that EIHC’s VOC-less products, although safer, will prove to be any more functionally effective than those alternative coating products such as paints that do have VOCs.

The traditional powder coating industry, directly competitive to the EIHC products, usually requires a large investment in ovens and production lines, sophisticated preparation and cleaning equipment, and in many cases operates with sophisticated in-line computerized production control systems to manage the powder coating process.  The EIHC system is designed to do powder coating outside a traditional factory setting.  The system enables a plastic coating to be directly sprayed onto a surface, contains no preparation equipment and requires no oven with which to cure powder coatings. The EIHC system has no computerized control whatsoever and, in fact, does not even use electricity but relies on air, propane and oxygen to achieve a coating result.

Traditional powder coaters who do coating inside a factory environment could possibly try to re-engineer their systems to compete directly with the EIHC systems.  It would require them to manufacture smaller, more portable ovens as well as develop more portable production and control systems in order to compete with the EIHC systems on-site coating capability.  In the event that enough traditional powder coaters alter their existing operations and create portable systems and ovens that could be mounted on mobile units equipped with power systems for operation, Extreme’s ability to sell mobile coating franchises could be compromised.

Unlike most painting systems, EIHC’s coatings have no dripping and overspray problems and absolutely no VOCs.  EIHC materials cure instantly after being applied and no curing ovens are needed.

Due to the fact that the entire EIHC system weighs just 70 pounds, the system can be easily used onsite.

EIHC coatings can be applied at thicknesses from 3 mils up to 1 inch as compared to traditional powder coatings which usually vary from 1 to 4 mils thick.  EIHC has asserted that thicker coatings generally give greater protection against corrosion than thin coatings, although it does not have definitive data to conclusively prove this assertion.

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

Two major advances account for EIHC’s coating technology:

First, the EIHC 1000 Therman Spray system is currently EIHC’s only equipment product for on-site portability.  It permits spraying of relatively low melting point polymer powder without over heating and generation of combustion with no VOCs.  High deposit rate and efficiency further characterize the EIHC 1000 system.

Second, EIHC plastic powders are designed specifically for Thermal Spraying.  New materials technology utilizing multiplex combinations, blends, additives and composites, thus taking advantage of synergy and covalent bonding to produce exceptionally high adhesion to most substrates and functional properties heretofore not possible with polymers (plastic coatings). For instance, EIHC claims that it is the first to produce thermal sprayed polymer/zinc primer coats, which deliver very high quantities of zinc to the substrate for corrosion control.  These polymer/zinc primer coatings not only bond securely to steel substrate, but they facilitate bonding of sprayed top coatings as well.

EIHC maintains that many EIHC powders are unique and therefore patentable, with patents pending.  Substrates such as wood, plastic, masonry and fiberglass – not processable via EPS – are now readily sprayable with the EIHC 1000 system, along with steel, aluminum and non-ferrous substrates.

The new powder coatings properties produced with the EIHC 1000 system are manifested in the wide variety of applications both functional and decorative now solvable.

EIHC currently has approximately 20 varied material formulations to create spray coatings.  The coating functionality includes any-corrosions: wear resistance, architectural, anti-foul, anti-microbial, anti-graffiti, glow-in-the-dark and grip and release.  EIHC’s materials come in over 100 different colors.  EIHC can mix ceramics and metals, if desired, for added wear, into its plastic coatings and can add anti-microbial formulations into the coatings.  The system sprays eight pounds of plastic material an hour using different spray nozzles, allowing for both round patterns and up to a 9-inch fan spray pattern.  The system is electrically controlled.  The fuel system uses oxygen and propane with air as a cooling gas.  Preparation of surfaces is the same as for painting.  Since these are plastic coatings, all solids with no hollows and voids, they will last longer than paint-based coating systems and can be applied thick or thin.

The EIHC License

Extreme has entered into a Master License Agreement with EIHC pursuant to which Extreme has been granted an exclusive license in the contiguous states of the United States to establish franchises to market, use and sell EIHC’s coating products and equipment.  The license expires in October 2026, subject to Extreme’s right to extend the license for ten successive three (3) year periods by providing EIHC written notice of the election to extend at least six months prior to the expiration of the then current term.  Each party has the right to terminate the license agreement in the event of a breach by the other party which is not cured within 30 days of the receipt of written notice of the breach, including in the case of a termination by EIHC, Extreme’s failure to establish ten franchises by December 31, 2009, and at least 10 franchises each year thereafter.

Extreme issued to EIHC an equity interest in Extreme in consideration of entering the license agreement.  EIHC has agreed to sell EIHC products to Extreme’s franchisees; provided however, that neither Extreme nor its franchisees will be permitted to apply EIHC anti-microbial and/or anti-fouling coatings original equipment manufacturers, the U.S. government and its branches and agencies or certain “captive ships” for which applications are performed by EIHCM employees.

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

Employees

As of April 15, 2010, the Company had no employees except for one individual employed by Extreme.  The Company believes that its relationship with the employee of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

Subsequent Events

Expiration of Letter of Intent with Cloudtech

On May 27, 2009, we entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of Cloudtech Sensors, Inc. (“Cloudtech”), an early-stage developer of handheld detectors that can discover and identify hundreds of biological, chemical, environmental and radioactive agents, then wirelessly relay crucial data to command-and-control centers for instant analysis and response.  This Letter of Intent has expired and was not renewed by Extreme.

Acquisition of Assets of Relfectkote, Inc.

On March 11, 2010, Extreme Mobile Coatings Worldwide Corp. (the “Company”), entered into a Asset Purchase Agreement with Reflectkote, Inc., dated March 10, 2010, wherein Reflectkote, Inc, sold certain assets and liabilities to the Company, as set forth on the schedules to the Agreement, and whereby the Company assumed the Liabilities as set forth, as well as the obligation to issue 50,000,000 shares of common stock of the Company to the shareholders of Reflectkote, Inc. as a stock dividend, after the effectiveness of a Registration Statement on Form S-4.  Reflectkote, Inc., has set a record date of April 15, 2010 for the stock dividend.

The Vice-President and Director of the Company, James W. Zimbler is also a Director of Reflectkote, Inc.

The assets purchased include a permanently applied reflective coating that does not come off in the manner that reflective tape can and does.  Reflectkote coatings do not corrode and protect the surface applied to as well.  Reflectkote is a plastic and glass combination prepared in a proprietary manner.  The application can be done on site with various equipment manufactured by various vendors.

Clean Marine Letter of Intent

On March 12, 2010, the Registrant entered into a Letter of Intent, dated March 3, 2010, with Clean Marine, Inc. whereby the Registrant shall purchase 100% of the issued and outstanding common stock of Clean Marine, Inc., and its operating business known as Clean Air Today.  The closing of the transaction will occur as promptly as practicable.

Clean Marine, Inc., DBA Clean Air Today is a contracting company, servicing commercial and residential, Hotel / Motel / Restaurants, the marine industry, the yacht industry, and also handles coatings, green cleaning solutions, HVAC systems and other services related to extreme mobile coating for restoration and the preservation of product and infrastructure.  Clean Marine, as part of the Company will be working with an approved Florida State contractor for various coating applications, and expects to finalize an agreement for the coating of light poles throughout the state of Florida.  Once this aspect is completed, Clean Marine, and the Company would seek to approach the State of Florida with many other coating applications, including the Department of Transportation.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company we are not required to provide the information required by this item.

Item 2. Properties

Extreme currently leases approximately 1,500 square feet of office space in Nicholasville, Kentucky, which it utilizes as its corporate headquarters under a lease, which expired in January 2009, and went to a month -to-month arrangement.  The Company believes that these facilities are adequate and suitable for its current operations.

Item 3. Legal Proceedings

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “EMWW” since April 7, 2009.  It traded under the symbol “EMOBF” from November 26, 2008 until April 6, 2009.  From August 6, 2008 until November 25, 2008 it traded under the symbol “FMSLF.”  There is currently a limited trading market for the company’s Common Stock with the price being very volatile, and few trades having been completed.

The following chart lists the high and low closing bid prices for shares of the Company’s Common Stock for each quarterly period within the last two fiscal years.  These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

Fiscal Year 2008:	High Bid	Low Bid	High Ask	Low Ask
First Quarter	- 0 -	- 0 -	- 0 -	- 0 -
Second Quarter	- 0 -	- 0 -	- 0 -	- 0 -
Third Quarter	- 0 -	- 0 -	- 0 -	- 0 -
Fourth Quarter	1.01	- 0 -	4.00	- 0 -

Fiscal Year 2009:	High Bid	Low Bid	High Ask	Low Ask
First Quarter	0.51	- 0 -	3.00	- 0 -
Second Quarter (1)	0.12	0.095	0.7	0.005
Third Quarter	0.065	0.005	0.075	0.023
Fourth Quarter	0.049	0.005	0.03	0.008

1 Taking into effect a forward stock split effective April 7, 2009

Fiscal Year 2010:	High Bid	Low Bid	High Ask	Low Ask
First Quarter (2)	0.17	0.005	0.018	0.00098

2 Through February 28, 2010

Dividend Policy:

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Securities authorized for issuance under equity compensation plans

On January 10, 2010, the Company filed a Registration Statement on Form S-8 to cover a total of 25,000,000 shares of common stock.  The shares are to be issued pursuant to the Extreme Mobile Coatings Worldwide Corp. 2010 Employee and Consultant Stock Plan.

General

We are authorized to issue 1,000,000,000 shares of Common Stock, at a par value $0.0001 per share.  As of April 15, 2010, the latest practicable date, there are 271,581,572 shares of common stock outstanding.  The number of record holders of Common Stock as of April 15, 2010 is approximately 100.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.  The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  In the event we have a liquidation, dissolution or winding up, the holders of common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common Stock.  Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Stock Transfer Agent

We have engaged Manhattan Transfer Registrar as our stock transfer agent. Manhattan Transfer Registrar is located at 57 Eastwood Road, Miller Place, NY  11764

Recent Sales of Unregistered Securities

On October 10, 2009, the Company issued 3,500,000 shares, bearing a restrictive legend, to Imperial Consulting Network in exchange for services provided to the Company.

On February 4, 2010 and March 8, 2010, the Company issued shares of common stock in exchange for debt.  The Company issued a promissory note to XIOM Corp. now known as Environmental Infrastructure Holdings Corp., in April 2008, pursuant to which the Company borrowed up to $150,000 from Environmental Infrastructure Holdings Corp.  A payment of $35,000 was due to Environmental Infrastructure Holdings Corp. under the note in June 2008 but was not paid, and as of December 31, 2009, $158,500 was due under the note, which is due in full on April 28, 2010, and bears interest at a rate of 5% per annum.  On November 14, 2009, EIHC issued a temporary amendment to the not allowing the the limit of the not to temporarily increasse from $150,000 to $158,000.  Environmental Infrastructure Holdings Corp. thereupon transferred and assigned the total amount due to various entities for payment in 60 days.  Thereupon the Company converted and issued a total of 21,700,000 shares of common stock to four entities, Downshire Capital Inc., Merlando International, Inc. Ouimet Consulting Inc. and Red Rock Marketing Media Inc

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

You should read the following discussion and analysis together with the Company’s audited financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

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

Limited Operating History

For the period from inception (February 2, 2007) through December 31, 2009, Extreme had limited revenues of $14,708.  Expenses for the period totaled $948,496 resulting in a loss from operations of $969,788.  The franchise opportunities and services that Extreme plans to offer incorporate new concepts and technologies, and therefore Extreme’s business plan is subject to the risks that are inherent in the development of any innovative product or service, such as the risk that the product will be found to be ineffective or uneconomical.  Extreme is also subject to risks that are inherent in the establishment of any new business; including the risk that Extreme will be unable to raise sufficient capital to support its operations.  Extreme may experience delays in marketing its franchise opportunities and services, or may not be capable of marketing its franchise opportunities and services at all. Extreme cannot guarantee that its business plan will be successful or that Extreme will be able to implement its business plan successfully.

Results of Operations for the 12 Months Ended December 31, 2009 and December 31, 2008

The Company achieved limited revenues during fiscal year 2009. General administrative expenses were $936,824 during the 12 months ended December 31, 2009 compared to $394,124 during the 12 months ended December 31, 2008.  The increase was primarily due to an increase in professional and consulting fees paid or accrued by the Company.  The Company incurred a net loss of $969,788 during the 12 months ended December 31, 2009 compared to a net loss of $421,617 during the 12 months ended December 31, 2008.  The increase in the net loss was directly related to the increase in general and administrative expenses described above.

Liquidity and Capital Resources

The Company had only $1,780 of cash as of December 31, 2009, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

The Company has funded its operations to date through loans and equity contributions made by its founders and will require additional funds to begin to implement its business plan.  The Company’s need for funds will increase as the Company increases the scope of its development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets.

In March 2007, the Company obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which it intended to use in a business unrelated to its mobile coating business.  Extreme is seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of December 31, 2009, $222,012 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of EIHC common stock.  Certain Directors have also personally guaranteed the obligation. No assurance can be given that Extreme will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

The Company plans to finance its capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to EIHC Corp. pursuant to which Extreme may borrow up to $150,000 from EIHC. On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the not eto temporarily increase from $150,000 to $158,500. A payment of $35,000 was due to EIHC under the note in June 2008 but was not paid.  As of December 31, 2009, $158,500 was due under the note, which was due in full on April 28, 2010, bears interest at a rate of 5% per annum and remains unpaid.

The Company’s working capital and capital requirements will depend on several factors, including the level of resources that Extreme devotes to the development and marketing of its franchise opportunities and services.

The financial statements of the Company are prepared on a going concern basis, which assumes that the entity will realize its assets and discharge its liabilities in the normal course of business.  At December 31, 2009, the Company had cash of $1,780, a working capital deficit of $1,264,651, stockholders’ deficit of $1,326,930 and an outstanding balance of long-term debt of $138,495.  The Company’s financial condition as of December 31, 2009 raises doubt as to its ability to continue its normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on the Company’s business and profits.

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

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

CONTENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2009, and 2008	F-3

Statements of Operations for the Years Ended
December 31, 2009, and 2008, and Cumulative from Inception	F-4

Statements of Stockholders’ Equity (Deficit) for the Periods
from Inception through December 31, 2009	F-5

Statements of Cash Flows for the Years Ended December 31, 2009,
and 2008, and Cumulative from Inception	F-6

Notes to Financial Statements December 31, 2009, and 2008	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Extreme Mobile Coatings Worldwide Corp.:

We have audited the accompanying balance sheets of Extreme Mobile Coatings Worldwide Corp. as of December 31, 2009, and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Extreme Mobile Coatings Worldwide Corp. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not established a significant source of revenues to cover its operating costs.  As such, it has incurred an operating loss since inception.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 14, 2010

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008

	2009	2008
ASSETS
Current Assets:
Cash in bank	$1,780	$1,749
Accounts receivable - Trade	1,675	3,026
Prepaid expenses - Consulting and rent	5,667	11,879
Total current assets	9,122	16,654

Property and Equipment:
Office and computer equipment	13,682	13,182
Trailer	34,200	34,200
	47,882	47,382
Less - Accumulated depreciation	(16,936)	(6,574)
Net property and equipment	30,946	40,808

Other Assets:
License agreement (net of accumulated amortization of $7,703 and $5,062,
in 2009 and 2008, respectively)	44,220	46,861
Trademark (net of accumulated amortization of $509 and $215 in 2009
and 2008, respectively)	1,050	776
Security deposit	-	3,330
Total other assets	45,270	50,967
Total Assets	$85,338	$108,429

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Current portion of bank loan	$83,517	$77,581
Accounts payable - Trade	134,146	144,466
Accrued liabilities	352,608	120,677
Due to related parties - Directors and stockholders	495,002	149,353
Promissory note - Environmental Infrastructure Holdings Corp. (formerly XIOM Corp.) - Related party	158,500	108,500
Short-term loan	50,000	-
Total current liabilities	1,273,773	600,577

Long-term Debt, less current portion:
Bank loan	138,495	217,615
Total long-term debt	138,495	217,615
Total liabilities	1,412,268	818,192

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares
authorized; 214,509,350 and 179,146,850 shares issued
and outstanding in 2009, and 2008, respectively	21,451	17,915
Additional paid-in capital	468,972	119,887
(Deficit) accumulated during the development stage	(1,817,353)	(847,565)
Total stockholders' (deficit)	(1,326,930)	(709,763)
Total Liabilities and Stockholders' (Deficit)	$85,338	$108,429

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH DECEMBER 31, 2009

	For the Years Ended		Cumulative
	December 31,		From
	2009	2008	Inception

Revenues	$14,708	$5,687	$20,395

Expenses:
General and administrative	584,203	339,124	963,525
Professional fees paid by common stock	352,621	55,000	407,621
Depreciation and amortization	13,296	8,874	25,147
Total expenses	950,120	402,998	1,396,293

(Loss) from Operations	(935,412)	(397,311)	(1,375,898)

Other Income (Expense):
Interest expense	(34,376)	(28,637)	(84,654)
Loss on asset purchase agreement		-	(356,801)
Total Other Income (Expense)	(34,376)	(28,637)	(441,455)
Provision for Income Taxes	-	-	-
Net (Loss)	$(969,788)	$(425,948)	$(1,817,353)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	188,991,165	179,146,850

The accompanying notes to financial statements are
an integral part of these statements

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (JULY 28, 2004)
THROUGH DECEMBER 31, 2009

					Accumulated	(Deficit)
					Other	Accumulated
			Additional	Common	Comprehensive	During the
	Common Stock		Paid-in	Stock	Income	Development
Description	Shares	Amount	Capital	Subscribed	(Loss)	Stage	Totals
Balance - July 28, 2004	135,050,850	$13,505	$121,546	$-	$-	$-	$135,051
Common stock issued for cash	10	20	(18)	-	-	-	2
Net (loss) for the period	-	-	-	-	-	(14,999)	(14,999)
Balance - July 31, 2004	135,050,860	13,525	121,528	-	-	(14,999)	120,054
United Kingdom currency translation	-	-	-	-	1,104	-	1,104
Net (loss) for the period	-	-	-	-	-	(37,059)	(37,059)
Balance - July 31, 2005	135,050,860	13,525	121,528	-	1,104	(52,058)	84,099
Common stock subscribed - 216,000 shares	-	-	-	1,080	-	-	1,080
United Kingdom currency translation	-	-	-	-	(1,256)	-	(1,256)
Net (loss) for the period	-	-	-	-	-	(15,054)	(15,054)
Balance July 31, 2006	135,050,860	13,525	121,528	1,080	(152)	(67,112)	68,869
United Kingdom currency translation	-	-	-	-	(1,922)	-	(1,922)
Net (loss) for the period	-	-	-	-	-	(16,548)	(16,548)
Balance - July 31, 2007	135,050,860	13,525	121,528	1,080	(2,074)	(83,660)	50,399
Change in par value of common stock	-	(20)	20	-	-	-	-
Common stock issued for officer's compensation	12,629,990	1,263	-	-	-	-	1,263
Common stock issued for consulting services	31,250,000	3,125	136,875	-	-	-	140,000
Common stock subscribed - 216,000 Shares issued	216,000	22	1,058	(1,080)	-	-	-
United Kingdom currency translation	-	-	-	-	2,484	-	2,484
Impact of recapitalization from reverse merger	-	-	(158,029)	-	(410)	83,660	(74,779)
Net (loss) for the period	-	-	-	-	-	(421,617)	(421,617)
Balance - December 31, 2007	179,146,850	17,915	101,452	-	-	(421,617)	(302,250)
Foregiveness of related party loans	-	-	18,435	-	-	-	18,435
Net (loss) for the period	-	-	-	-	-	(425,948)	(425,948)
Balance - December 31, 2008	179,146,850	17,915	119,887	-	-	(847,565)	(709,763)
Common stock issued for professional services	35,362,500	3,536	349,085	-	-	-	352,621
Net (loss) for the period	-	-	-	-	-	(969,788)	(969,788)
Balance - December 31, 2009	214,509,350	$21,451	$468,972	$-	$-	$(1,817,353)	$(1,326,930)

The accompanying notes to financial statements are
an integral part of this statement.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH DECEMBER 31, 2009

	For the Years Ended		Cumulative
	December 31,		From
	2009	2008	Inception
Operating Activities:
Net (loss)	$(969,788)	$(425,948)	$(1,817,353)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	13,297	8,874	25,148
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Common stock issued for services and compensation	352,621	55,000	407,621
Changes in net assets and liabilities-
Accounts receivable - Trade	1,351	(3,026)	(1,675)
Prepaid expenses	6,212	61,454	(5,667)
Security deposit and other	3,330	(3,330)	-
Accounts payable - Trade	(10,320)	76,966	134,146
Accrued liabilities	231,931	99,041	352,608

Net Cash (Used in) Provided by Operating Activities	(371,366)	(130,969)	(493,574)

Investing Activities:
Purchases of equipment	(500)	(41,868)	(47,882)
Asset purchase agreement	-	-	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	(568)	-	(1,559)
Net Cash (Used in) Investing Activities	(1,068)	(41,868)	(431,242)

Financing Activities:
Proceeds from bank loan	-	-	400,000
Payments of principal on bank loan	(73,184)	(60,590)	(177,988)
Issuance of common stock for cash	-	-	1,082
Proceeds from promissory note - Environmental Infrastructure
Holdings Corp. (formerly XIOM Corp.)	50,000	108,500	158,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	(7,675)	(7,675)
Proceeds from loans from related parties - Directors and stockholders	359,149	124,214	508,502
Payments on loans from related parties - Directors and stockholders	(13,500)	-	(13,500)
Proceeds from short-term loan	50,000	-	50,000
Net Cash Provided by Financing Activities	372,465	164,449	926,596

Net Increase (Decrease) in Cash	31	(8,388)	1,780

Cash - Beginning of Period	1,749	10,137	-
Cash - End of Period	$1,780	$1,749	$1,780
	-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$28,526	$27,269	$77,436
Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:
Effective February 2, 2007, the Company issued 45,119,260 shares of its common stock (post forward stock split) in connection with a master licensing agreement with Environmental Infrastructure Holdings Corp. (fka XIOM Corp.) valued at $26,923.

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

On February 9, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) for professional services valued at $50,000.

On June 19, 2009, the Company issued 550,000 shares of common stock (post forward stock split) for professional services valued at $84,121.

On August 20, 2009, the Company issued 10,062,500 shares of common stock (post forward stock split) for professional services valued at $78,000.

On October 9, 2009, the Company issued 13,750,000 shares of common stock (post forward stock split) for professional services valued at $75,000.

On November 9, 2009, the Company issued 6,000,000 shares of common stock (post forward stock split) for professional services valued at $48,000.

On November 12, 2009, the Company issued 3,500,000 shares of common stock (post forward stock split) for professional services valued at $17,500.

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Extreme Mobile Coatings Worldwide Corp. (“Extreme” or the “Company”) is a Delaware corporation in the development stage.  The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004.  On November 25, 2004, the Company changed its name to Falcon Media Services, Ltd.  On November 12, 2008, the Company changed its name to Extreme Mobile Coatings Corp., Ltd.  Lastly, on March 2, 2009, the Company changed its name to Extreme Mobile Coatings Worldwide Corp. to better reflect the current business plan of the Company.

On September 16, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement #1”) with Extreme Mobile Coatings, Inc. (“EMC”), a Delaware corporation, and its stockholders pursuant to which the Company agreed to acquire 100 percent of outstanding shares of EMC in exchange for 135,050,850 shares of common stock (post forward stock split) of the Company.  Originally, the business plan of the Company was to sell cellular phone content to joint venture partners within the Middle East.  The cellular phone content that was to be offered throughout the Middle East included highlights of the Premier League’s football (American soccer) matches and other media.  However, as of September 16, 2008, the Company discontinued this business plan to focus on establishing franchises to market, use, and sell coating products and equipment licensed from Environmental Infrastructure Holdings Corp. (“EIHC” and formerly XIOM Corp.)  The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Given that EMC is considered to have acquired Extreme by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of Extreme, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2009, and 2008, and the operations for the years ended December 31, 2009, and 2008, and cumulative from inception of EMC under the name of Extreme.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Extreme brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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
DECEMBER 31, 2009, AND 2008

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

Computers and office equipment	5-10 years
Equipment and tools	5-7 years
Vehicles	5 years

License Agreement

The Company capitalizes the costs incurred to acquire franchise rights.  Such costs are amortized over the remaining useful life of the related rights (see Note 3).

Trademark

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended December 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and nine months ended December 31, 2009, and 2008.

Income Taxes

For the period ended December 31, 2007, and through January 25, 2008, EMC was a partnership for income tax purposes.  Income or losses from EMC were combined with the income and expenses of the members from other sources and reported in the members’ individual federal and state income tax returns.  EMC was not a taxpaying entity for federal and state income tax purposes; therefore, no income tax expense was recorded in the financial statements.  Income of EMC was taxed to the members on their respective income tax returns.

Subsequent to January 25, 2008, EMC became a corporation for income tax purposes.  As such, the Company and EMC account for income taxes pursuant to FASB Statement No. 109 (FASB ASC 704), “Accounting for Income Taxes” Under SFAS No. 109 (FASB ASC 704), deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2009, and December 31, 2008, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of December 31, 2009, and 2008, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and December 31, 2008, and revenues and expenses for the three months and nine months ended December 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC.  Initial activities of the Company through December 31, 2009, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(3) Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with EIHC, a related party Delaware corporation. EIHC develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  EMC has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $51,923, and is being amortized over a period of 19.6 years.  The Company issued 45,119,260 shares of its common stock (post forward stock split), valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

(4) Asset Purchase Agreement

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  During the year ended December 31, 2007, EMC wrote off $356,801 related to the transaction.  As of December 31, 2009, and 2008, the Company owed $222,012, and $295,196, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(5) Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

As of December 31, 2009, and 2008, the Company owed to Directors and stockholders of the Company $495,002 and $149,353, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Extreme extended the promissory note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500. As of December 31, 2009, and 2008, $158,500, and $108,500, respectively, had been borrowed from EIHC under the terms of the Note.

(6) Income Taxes

The provision (benefit) for income taxes for the nine months ended December 31, 2009, and 2008 were as follows (assuming a 23.7 percent effective tax rate):

	Years Ended
	December 31,
	2009	2008

Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$229,840	$100,950
Change in valuation allowance	(229,840)	(100,950)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008
Loss carryforwards	$330,790	$100,950
Less - Valuation allowance	(330,790)	(100,950)
Total net deferred tax assets	$-	$-

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, and December 31, 2008, the Company had approximately $1,395,736 and $425,948 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7) Long-term Debt and Lease

Operating Leases

The Company currently has an operating lease commitment for office space with an unrelated party for the period of 12 months.  The operating lease period was from February 1, 2007, through January 31, 2008, at an annual lease obligation of $9,000.  In 2008, the Company extended the lease agreement for an additional 12 months, which then went to a month-to-month lease arrangement.

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

Long-term Debt

The Company obtained a bank loan for $400,000 on April 17, 2007, and used $360,000 of the proceeds from the loan to fund the acquisition of the SABA Equipment.  The bank loan has the following terms:

Collateral for the loan consists of all assets of the Company (including the SABA Equipment), 146,785 shares of common stock of EIHC (a related party) and personal guarantees from Messrs. Charles Woodward, Andrew Mazzone, and James Zimbler, Directors of the Company, (who also represent entities that are stockholders of the Company).

	As of December 31,
	2009	2008

Bank loan, monthly payments through April 17, 2012;
interest at 8.50% per annum; secured	$222,012	$295,196

Promissory note, due on April 28, 2010, interest at
5.0% per annum; unsecured	158,500	108,500

	380,512	403,696
Less - Current portion	(242,017)	(186,081)
Long-term portion	$138,495	$217,615

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Future minimum long-term debt payments required are as follows:

For Year Ending December 31,	Amount
2010	$242,017
2011	83,736
2012	54,759
Total	$380,512

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

On December 26, 2007, the Company issued 12,629,990 shares of common stock (post forward stock split), par value $0.0001, to its sole Director and officer for services rendered, at an offering price of $0.0001 per share for total value of $1,263.

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

Effective September 16, 2008, the Company entered into a Share Exchange with the shareholders of EMC, whereby the Company acquired all of the issued and outstanding capital stock of EMC (135,050,850 shares) in exchange for 135,050,850 shares of common stock (post forward stock split) of the Company.  The common stock of the Company has a par value of $0.0001 per share.  As a result of the Share Exchange, the stockholders of EMC control the Company, and EMC has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Share Exchange.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and EMC brought forward at their historical bases.  In connection with the issuance of 135,050,850 shares of common stock, 613,867 of such shares were issued for professional services valued at $55,000.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On November 25, 2008, the Company declared a 2-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of November 25, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

In February 2009, the Company entered into a verbal agreement with Aires Capital, Inc. whereby Aires Capital, Inc. agreed to perform introductory services related to capital formation activities.  On February 9, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) to Aires Capital, Inc. for such services.  The services were valued at $50,000.

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

On June 19, 2009, the Company issued 550,000 shares of common stock (post forward stock split) for professional services valued at $84,121.

On August 20, 2009, the Company issued 10,062,500 shares of common stock (post forward stock split) for professional services valued at $78,000.

On October 9, 2009, the Company issued 13,750,000 shares of common stock (post forward stock split) for professional services valued at $75,000.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On November 9, 2009, the Company issued 6,000,000 shares of common stock (post forward stock split) for professional services valued at $48,000.

On November 12, 2009, the Company issued 3,500,000 shares of common stock (post forward stock split) for consulting services valued at $17,500.

On January 28, 2010, the Company increased the amount of authorized shares of common stock from 500,000,000 shares (post forward stock split) with a par value of $.0001 per share to 1,000,000,000 shares (post forward stock split) with a par value of $.0001 per share.

(9) Commitments and Contingencies

On March 1, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Scott R. Hamann, MD, PhD (“Mr. Hamann”).  Mr. Hamann agreed to provide services to the Company in connection with introducing the Company to public and healthcare facilities as well as other healthcare providers.  In addition, Mr. Hamann will establish and recruit members for a “Scientific Advisory Board” for the Company.  The term of the agreement is three years.  For the first 12-month period commencing on the effective date, the Company will pay Mr. Hamann 2% of the net revenues received by the Company.  In addition, for the second 12-month period from the effective date, the Company will continue to pay 2% of net revenues, and an additional 1% of net revenues from customers introduced to the Company by Mr. Hamann.  Regardless of the net revenues generated, the Company will pay Mr. Hamann $250 per hour for consulting services rendered, with a minimum guarantee of four hours per month. According to the Consulting Agreement, the Company could terminate the hourly consulting services at any time.  The Company terminated the hourly consulting services of Mr. Hamann after two months of services.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Extreme extended the promissory note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500. As of December 31, 2009, and 2008, $158,500, and $108,500, respectively, had been borrowed from EIHC under the terms of the Note.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

(10) Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 (FASB ASC 815), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

-	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

-	disclosure of information about credit-risk-related contingent features; and

-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162 (FASB ASC 105), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c)
 AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163 (FASB ASC 944), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164 (FASB ASC 958), “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.

b.	Applies the carryover method in accounting for a merger.

c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.

d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165 (FASB ASC 855), “Subsequent Events.”  SFAS No. 165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166 (FASB ASC 860), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS No. 166 (FASB ASC 860) is a revision to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 (FASB ASC 810), "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168 (FASB ASC 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this accounting pronouncement did not have a material impact on the financial statements of the Company.

(11) Subsequent Events

Common Stock

On January 27, 2010, the Company filed am S-8 registration statement in order to register 25,000,000 shares of the Company’s common stock issuable under the 2010 Employee and Consultant Stock Plan.

On January 27, 2010, the Company issued 2,000,000 shares of common stock (post forward stock split) to a shareholder of the Company for consulting services valued at $10,000.

On January 27, 2010, the Company issued 3,000,000 shares of common stock (post forward stock split) to a shareholder of the Company for consulting services valued at $15,000.

On January 27, 2010, the Company issued 1,500,000 shares of common stock (post forward stock split) for consulting services valued at $7,500.

On January 27, 2010, the Company issued 1,500,000 shares of common stock (post forward stock split) for consulting services valued at $$7,500.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On January 27, 2010, the Company issued 250,000 shares of common stock (post forward stock split) to an employee of the Company as compensation for services rendered valued at $25,000.

On January 27, 2010, the Company issued 500,000 shares of common stock (post forward stock split) to an officer of the Company as compensation for services rendered valued at $50,000.

On January 27, 2010, the Company issued 8,000,000 shares of common stock (post forward stock split) for consulting services related to the reverse merger.  The services were valued at $40,000.

On January 27, 2010, the Company issued 4,000,000 shares of common stock (post forward stock split) to a Director and officer of the company for consulting services valued at $20,000.

On January 27, 2010, the Company issued 4,000,000 shares of common stock (post forward stock split) to a Director and officer of the Company as compensation for services rendered valued at $20,000.

On January 27, 2010, the Company issued 1,400,000 shares of common stock (post forward stock split) to a Director of the Company for consulting services valued at $7,000.

On January 27, 2010, the Company issued 500,000 shares of common stock (post forward stock split) for consulting services valued at $2,500.

On January 28, 2010, the Company increased the amount of authorized shares of common stock from 500,000,000 shares (post forward stock split) with a par value of $.0001 per share to 1,000,000,000 shares (post forward stock split) with a par value of $.0001 per share.
On February 12, 2010, the Company issued 11,000,000 shares of common stock (post forward stock split) to EIHC as a principal payment of $55,000 on the promissory note owed to EIHC.

On February 23, 2010, the Company issued 1,500,000 shares of common stock (post forward stock split) for consulting services valued at $7,500.

On March 3, 2010, a Director of the Company exercised stock options and was issued 7,222,222 shares of common stock (post forward stock split) valued at $36,111.

On March 4, 2010, the Company issued 10,700,000 shares of common stock (post forward stock split) to EIHC as a principal payment of $53,500 on the promissory note owed to EIHC.

Asset Purchase Agreement

On March 11, 2010, the Company entered into a Asset Purchase Agreement with Reflectkote, Inc. (“Reflectkote”), dated March 10, 2010, wherein Reflectkote sold certain assets and liabilities to the Company, whereby the Company assumed the Liabilities, as well as the obligation to issue 50,000,000 shares of common stock of the Company to the shareholders of Reflectkote as a stock dividend, after the effectiveness of a Registration Statement on Form S-4.

The Vice-President and Director of the Company, James W. Zimbler is also a Director of Reflectkote, Inc. The assets purchased include a permanently applied reflective coating that does not come off in the manner that reflective tape can and does.  Reflectkote coatings do not corrode and protect the surface applied to as well.  Reflectkote is a plastic and glass combination prepared in a proprietary manner.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Letter of Intent to Purchase Shares

On March 12, 2010, the Company entered into a Letter of Intent, dated March 3, 2010, with Clean Marine, Inc. whereby the Company shall purchase 100% of the issued and outstanding common stock of Clean Marine, Inc., and its operating business known as Clean Air Today.  The closing of the transaction will occur as promptly as practicable.

Clean Marine, Inc., DBA Clean Air Today is a contracting company, servicing commercial and residential, Hotel / Motel / Restaurants, the marine industry, the yacht industry, and also handles coatings, green cleaning solutions, HVAC systems and other services related to restoration and the preservation of product and infrastructure.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2009.

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

Item 9b. Other Information

None

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Management

The following table sets forth certain information regarding the members the Company’s Board of Directors and executive officers as of for the fiscal year ended December 31, 2009 and as of April 15, 2010.

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers following the Share Exchange.  The Directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position

Andrew Mazzone	65	Chairman

Charles Woodward	53	President, Chief Executive Officer and Director

James Zimbler	44	Executive Vice President, Treasurer, Secretary and Director

Michael Wade	68	Chief Financial Officer

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

Audit Committee and Financial Expert

On February 5, 2010 we appointed Greg Moor as Chairman of the Audit Committee and a member of the Board of Directors. However, Mr. Moore has not assumed his duties as of April 15, 2010. Upon assumption of his duties, the company will file a current report on Form 8-K.

Code of Ethics

The Company does not currently have a Code of Ethics applicable to its principal executive, financial and accounting officers; however, the Company plans to implement such a code in the upcoming fiscal year.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2009 and 2008 of its chief executive officer.  As indicated, no compensation was paid to the Company’s Chief Executive Officer during either the year ended December 31, 2009 or 2008, and no executive officer of the Company received total annual compensation for either the year ended December 31, 2009 or the year ended December 31, 2008 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John May, President(1)	12/31/08		$—		$—		$—		$—		$—		$—		$—		$—

Charles Woodward, President	12/31/09 12/31/08	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —

James W. Zimbler, Secretary	12/31/09 12/31/08	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —

(1)	Resigned September 16, 2008

Director Compensation

Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 15, 2010, concerning shares of common stock of the Registrant, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Registrant to own beneficially more than five percent of the common stock, (2) each director of the Registrant, (3) each executive officer of the Registrant, and (4) all directors and executive officers of the Registrant as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding
Environmental Infrastructure Holdings, Corp. (formerly XIOMCorp.) 78 Lamar Street, W. Babylon, NY 11794	45,119,260		16.61%
Andrew Mazzone C/o the Company	—		—
Charles Woodward C/o the Company	41,896,460	(1)	15.43%
James Zimbler C/o the Company	41,896,460	(2)	13.90%
Michael Wade C/o the Company	500,000		.18%

Directors and officers as a group (4 persons)	127,242,280		46.1%

(1)	These shares are owned by Bluegrass Mobile Power Coatings, LLC, a company wholly owned by Mr. Woodward.

(2)	These shares are owned by Keystone Capital Resources, LLC, a company wholly owned by Mr. Zimbler.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related persons

None

Directors Independence

(a)           During the fiscal year ended December 31, 2009, none of our members of the board of directors qualified as an independent director.

(b)           The total number of meetings of the board of directors of the Registrant for the fiscal year was nine, this amount included telephonic meetings and/or Written Consents of the board of directors.  The Registrant currently has no formal policy regarding attendance at the annual meeting of security holders.  Currently we have no standing audit or nominating or compensation committees of the board of directors.

(c)           During the fiscal year ended December 31, 2009, the Company did not engage in any transactions with its officers, Directors or 5% shareholders that require disclosure under the rules and regulations of the Securities and Exchange Commission.  The information provided below pertains to transactions that have occurred between Extreme and its officers, Directors and 5% shareholders.

In October 2006, Extreme entered into a Master License Agreement with EIHC pursuant to which Extreme has been granted an exclusive license in the contiguous states of the United States to establish franchises to market, use and sell EIHC’s coating products and equipment.  EIHC was issued an equity interest in Extreme in consideration of entering into the Master License Agreement.  See the section of this report captioned “The EIHC License” in Item 2.01 for a more detailed description of the Master License Agreement.

Since Extreme’s inception, Charles Woodward, the President and Chief Executive Officer of Extreme, has loaned Extreme an aggregate of $236,002.  The loans are non-interest bearing and have no terms for repayment.  As of December 31, 2009, the entire principal amounts of the loans remained outstanding.

Since Extreme’s inception James Zimbler, Executive Vice President, Treasurer and Secretary of Extreme, has loaned Extreme an aggregate of $184,000.  The loans are non-interest bearing and have no terms for repayment.  As of December 31, 2009, the entire principal amounts of the loans remained outstanding.

In April 2008, Extreme issued a promissory note to a principal stockholder, EIHC Corp., pursuant to which Extreme may borrow up to $150,000 from EIHC. On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500. A payment of $35,000 was due to XIOM under the note in June 2008 but was not paid.  As of December 31, 2009, $158,500 was due under the note, which is due in full on April 28, 2009, and bears interest at a rate of 5% per annum.

Since the Company does not have compensation committee comprised of independent Directors, the functions that would have been performed by such committee are performed by its Board of Directors. Thus, there is a potential conflict of interest in that the Company’s Directors have the authority to determine issues concerning management compensation, in essence their own, that may affect management decisions. It is anticipated that policies for reviewing related party transactions will be developed by the Company’s audit committee in the upcoming fiscal year.

None of the Company’s Directors qualify as an “independent director” under the rules of the American Stock exchange.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to the Company by Davis Accounting Group P.C., the Company’s independent auditors for the fiscal years ended December 31, 2009 and 2008.

Audit Fees	2009	2008
Audit-Related Fees	$20,000	$32,876
Financial Information Systems	—	—
Design and Implementation Fees	—	—
Tax Fees	—	—
All Other Fees	N/A	N.A

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of its financial statements included in its Forms 10-Q and Forms 8-K filed during the fiscal year ended December 31, 2009, and the registration statement that the Company filed with the Securities and Exchange Commission in January 2008.  Before the Davis Accounting Group P.C. was engaged by the Company to render its audit services, the engagement was approved by the Company’s Board of Directors.

The Company did not incur any fees associated with non-audit services to Davis Accounting Group P.C. relating to the years ended December 31, 2009 or 2008.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

Index to Exhibits

(a)

(1)	Financial Statements

(2)	Financial statement schedules

(b)

Exhibit	Description of Exhibit
2.1	Share Exchange Agreement among the Registrant, Extreme Mobile Coatings, Inc. and the stockholders of Extreme Mobile Coatings, Inc. (1)

3.1	Certificate of Incorporation of the Registrant (3)

3.11	Certificate of Amendment to Certificate of Incorporation, dated January 15, 2010 (4)

3.2	Bylaws of the Registrant (3)

10.1	Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc. (1)

10.2	First Amendment to Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc. (1)

10.3	Consulting Agreement dated as of March 1, 2008 between Extreme Mobile Coatings, Inc. and Scott R. Hamann, M.D. (1)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2008.

(2)	Incorporated by reference to similarly numbered exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on January 2, 2008.

(3)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2008.

(4)	Attached hereto

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 15, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 15, 2010.

Signature	Title	Date

/s/ Andrew Mazzone	Chairman of the Board	April 15, 2010
Andrew Mazzone

/s/ Charles Woodward	President and CEO and Director	April 15, 2010
Charles Woodward

/s/ James W. Zimbler	Executive Vice President, Treasurer,	April 15, 2010
James W. Zimbler	Secretary and Director

/s/ Michael Wade	Chief Financial Officer,	April 15, 2010
Michael Wade