Form 10-Q
period 2010-03-31
Extreme Mobile Coatings Corp., Ltd.
filed 2010-05-24
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2010

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
Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of May 24, 2010 was 323,581,568 shares of common stock.

TABLE OF CONTENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 13, 2010, AND 2009
(Unaudited)

Financial Statements-

Balance Sheets as of March 31, 2010, and December 31, 2009	F-2

Statements of Operations for the Three Months Ended
March 31, 2010, and 2009, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2010,
and 2009, and Cumulative from Inception	F-4

Notes to Financial Statements March 31, 2010, and 2009	F-6

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	As of	As of
	March 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash in bank	$-	$1,780
Accounts receivable – Trade	2,301	1,675
Prepaid expenses - Consulting and rent	-	5,667
Total current assets	2,301	9,122
Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,200	34,200
	47,882	47,882
Less - Accumulated depreciation	(19,280)	(16,936)
Net property and equipment	28,602	30,946
Other Assets:
License agreement (net of accumulated amortization of $8,364 and $7,703, in 2010, and 2009, respectively)	43,559	44,220
Trademark (net of accumulated amortization of $599 and $509 in 2010 and 2009, respectively)	960	1,050
Total other assets	44,519	45,270
Total Assets	$75,422	$85,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Checks in excess of bank balance	$4,842	$-
Current portion of bank loan	85,305	83,517
Accounts payable - Trade	142,754	134,146
Accrued liabilities	226,242	352,608
Due to related parties - Directors and stockholders	547,782	495,002
Promissory note - Environmental Infrastructure Holdings Corp. (formerly XIOM Corp.) - Related party	50,000	158,500
Short-term loan	100,000	50,000
Total current liabilities	1,156,925	1,273,773
Long-term Debt, less current portion:
Bank loan	116,831	138,495
Total long-term debt	116,831	138,495
Total liabilities	1,273,756	1,412,268
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 271,581,572 and 214,509,350 shares issued and outstanding in 2010, and 2009, respectively	27,158	21,451
Additional paid-in capital	1,111,764	468,972
(Deficit) accumulated during the development stage	(2,337,256)	(1,817,353)
Total stockholders' (deficit)	(1,198,334)	(1,326,930)
Total Liabilities and Stockholders' (Deficit)	$75,422	$85,338

The accompanying notes to financial statements are
an integral part of these balance sheets.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH MARCH 31, 2010
(Unaudited)

	For Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception
Revenues	$4,335	$1,150	$24,730
Expenses:
General and administrative	302,922	51,459	1,266,447
Professional fees paid by common stock	212,000	-	619,621
Depreciation and amortization	3,094	2,485	28,241
Total expenses	518,016	53,944	1,914,309
(Loss) from Operations	(513,681)	(52,794)	(1,889,579)
Other Income (Expense):
Interest (expense)	(6,222)	(8,144)	(90,876)
(Loss) on asset purchase agreement	-	-	(356,801)
Total Other Income (Expense)	(6,222)	(8,144)	(447,677)
Provision for Income Taxes	-	-	-
Net (Loss)	$(519,903)	$(60,937)	$(2,337,256)
(Loss) Per Common Share:
(Loss) per common share - Basic	$(0.00)	$(0.00)
(Loss) per common share - Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic	244,374,535	180,080,183
Outstanding - Diluted	255,930,091	180,080,183

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH MARCH 31, 2010
(Unaudited)

	For the Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(519,903)	$(60,937)	$(2,337,256)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	3,094	2,484	28,242.00
Loss on asset purchase agreement	-	-	356,801.00
Impact of recapitalization from reverse merger	-	-	54,797.00
Common stock issued for services and compensation	212,000	50,000	619,621.00
Stock-based compensation for issued stock options	328,000	-	328,000.00
Changes in net assets and liabilities-
Accounts receivable - Trade	(626)	-	(2,301.00)
Prepaid expenses	5,667	(41,667)	-
Security deposit and other	-	3,330	-
Accounts payable - Trade	8,608	2,576	142,754.00
Accrued liabilities	(126,366)	22,754	226,242.00
Net Cash (Used in) Provided by Operating Activities	(89,526)	(21,460)	(583,100)
Investing Activities:
Purchases of equipment	-	-	(47,882)
Asset purchase agreement	-	-	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	-	-	(1,559)
Net Cash (Used in) Investing Activities	-	-	(431,242)
Financing Activities:
Proceeds from bank loan	-	-	400,000
Payments of principal on bank loan	(19,876)	(18,219)	(197,864)
Checks in excess of bank balance	4,842	52	4,842
Issuance of common stock for cash	-	-	1,082
Proceeds from promissory note - EIHC - Related Party	-	-	158,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	-	(7,675)
Proceeds from loans from related parties - Directors and stockholders	52,780	37,878	561,282
Payments on loans from related parties - Directors and stockholders	-	-	(13,500)
Proceeds from short-term loan	50,000	-	100,000
Net Cash Provided by Financing Activities	87,746	19,711	1,014,342
Net Increase (Decrease) in Cash	(1,780)	(1,749)	-
Cash - Beginning of Period	1,780	1,749	-
Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,820	$-	$82,256
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

EXTREME MOBILE COATINGS WORLDWIDE CORP.
(A DEVELOPMENT STAGE COMPANY)
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH MARCH 31, 2010
(Unaudited)

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

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the acc

On February 9, 2009, the Company issued 1,500,000 shares of common stock (post forward stock split) for professional services valued at $50,000.

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

On January 22, 2010, the Company issued 8,000,000 shares of common stock (post forward stock split) for consulting services valued at $40,000.

On January 27, 2010, the Company issued 750,000 shares of common stock (post forward stock split) to an employee and to an officer as compensation for services valued at $75,000.

On February 1, 2010, the Company issued 13,900,000 shares of common stock (post forward stock split) for consulting services valued at $69,500.

On February 1, 2010, the Company issued 4,000,000 shares of common stock (post forward stock split) to a Director and officer as compensation for services valued at $20,000.

On February 12, 2010, the Company issued 11,000,000 shares of common stock (post forward stock split) as payment of $55,000 on a promissory note.

On February 25, 2010, the Company issued 1,500,000 shares of common stock (post forward stock split) for consulting services valued at $7,500.

On March 4, 2010, the Company issued 10,700,000 shares of common stock (post forward stock split) as payment of $53,500 on a promissory note.

On March 11, 2010, a Director of the Company exercised 10,000,000 options in a cashless transaction, and was issued 7,222,222 shares of common stock (post forward stock split) valued at $82,000.

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

   Unaudited Interim Financial Statements

The interim financial statements of Extreme as of March 31, 2010, and December 31, 2009, and for the three month periods ended March 31, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  The accompanying interim financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three month periods then ended.  The balance sheet as of December 31, 2009, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP.  The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010, and 2009, are not necessarily indicative of operating results of the full year ending December 31, 2009.

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three months ended March 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive

   Income Taxes
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
Subsequent to January 25, 2008, EMC became a corporation for income tax purposes. As such, the Company and EMC account for income taxes pursuant to FASB Statement No. 109 (FASB ASC Topic 740), “Accounting for Income Taxes”. Under SFAS No. 109 (FASB ASC Topic 740), deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2010, and December 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2010, and December 31, 2009, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

   Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and December 31, 2009, and revenues and expenses for the three months ended March 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

Extreme is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC.  Initial activities of the Company through March 31, 2010, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  EMC, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  EMC also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  EMC is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that EMC will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, EMC wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of March 31, 2010, and December 31, 2009, the Company owed $202,136, and $222,012, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

On March 11, 2010, the Company entered into a Asset Purchase Agreement with Reflectkote, Inc. (“Reflectkote”), dated March 10, 2010, wherein Reflectkote sold certain assets and liabilities to the Company, whereby the Company assumed the Liabilities, as well as the obligation to issue 50,000,000 shares of common stock of the Company to the shareholders of Reflectkote as a stock dividend, after the effectiveness of a Registration Statement on Form S-4. As of the filing of these financial statements this agreement has not closed.

(5)	Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

As of March 31, 2010, and December 31, 2009, the Company owed to stockholders and Directors of the Company $547,782 and $495,002, respectively, for various working capital loans received during the period.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

On April 28, 2008, EMC entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Extreme extended the Note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the Note allowing the limit of the Note to temporarily increase from $150,000 to $158,500.  On February 12, 2010, the Company issued 11,000,000 shares of common stock (post forward stock split) to EIHC as a principal payment of $55,000 on the Note.  On March 4, 2010, the Company issued 10,700,000 shares of common stock (post forward stock split) to EIHC as a principal payment of $53,500 on the Note.  As of March 31, 2010, and December 31, 2009, $50,000, and $158,500, respectively, had been borrowed from EIHC under the terms of the Note.

(6)	Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010, and 2009 were as follows (assuming a 23.7 percent effective tax rate):

	Three Months Ended
	March 31,
	2010	2009
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Federal and state-
Loss carryforwards	$123,217	$14,442
Change in valuation allowance	(123,217)	(14,442)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$454,007	$330,790
Less - Valuation allowance	(454,007)	(330,790)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, and December 31, 2009, the Company had approximately $1,915,639 and $1,395,736 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

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

	As of	As of
	March 31,	December 31,
	2010	2009
Bank loan, monthly payments through April 17, 2012; interest at 8.50% per annum; secured	$202,136	$222,012
Promissory note, due on April 28, 2010, interest at 5.0% per annum; unsecured	50,000	158,500
	252,136	380,512
Less - Current portion	(135,305)	(83,517)
Long-term portion	$116,831	$296,995

Future minimum long-term debt payments required are as follows:

Twelve Months Ending March 31,	Amount
2011	92,948
2012	23,883
Total	$116,831

(8)	Common Stock

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

On May 27, 2009, the Company issued 550,000 shares of common stock (post forward stock split) for consulting services valued at $84,121.

On August 20, 2009, the Company issued 10,062,500 shares of common stock (post forward stock split) for professional services valued at $78,000.

On October 9, 2010, the Company issued 13,750,000 shares of common stock (post forward stock split) for professional services valued at $75,000.

On November 9, 2010, the Company issued 6,000,000 shares of common stock (post forward stock split) for professional services valued at $48,000.

On November 12, 2010, the Company issued 3,500,000 shares of common stock (post forward stock split) for consulting services valued at $17,500.

On January 28, 2010, the Company increased the amount of authorized shares of common stock from 500,000,000 shares (post forward stock split) with a par value of $.0001 per share to 1,000,000,000 shares (post forward stock split) with a par value of $.0001 per share.

On January 22, 2010, the Company issued 8,000,000 shares of common stock (post forward stock split) for consulting services related to the reverse merger.  The services were valued at $40,000.

On January 27, 2010, the Company issued 750,000 shares of common stock (post forward stock split) to an officer of the Company as compensation for services rendered valued at $75,000.

On January 27, 2010, the Company filed an S-8 registration statement in order to register 25,000,000 shares of the Company’s common stock (post forward stock split) issuable under the 2010 Employee and Consultant Stock Plan.

On February 1, 2010, the Company issued 13,900,000 shares of common stock (post forward stock split) for consulting services valued at $69,500.

On February 1, 2010, the Company issued 4,000,000 shares of common stock (post forward stock split) to a Director and officer of the Company as compensation for services rendered valued at $20,000.

On February 12, 2010, the Company issued 11,000,000 shares of common stock (post forward stock split) to EIHC as a principal payment of $55,000 on the promissory note owed to EIHC.

On February 25, 2010, the Company issued 1,500,000 shares of common stock (post forward stock split) for consulting services valued at $7,500.

On March 4, 2010, the Company issued 10,700,000 shares of common stock (post forward stock split) to EIHC as a principal payment of $53,500 on the promissory note owed to EIHC.

On March 11, 2010, a Director of the Company exercised 10,000,000 options in a cashless transaction, and was issued 7,222,222 shares of common stock (post forward stock split) valued at $82,000

Stock Options

On February 8, 2010, the Company granted two members of the Company’s Board of Directors nonqualified stock options to purchase up to 20,000,000 shares each (40,000,000 combined shares) of the Company’s common stock, exercisable at a price of $0.005 per share. The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

2010
Risk Free Rate of Return	1%
Dividend Yield	0%
Volatility	142%
Average Expected Term (Years to Exercise)	2.5

A summary of the status of the options granted as of March 31, 2010, is as follows:

Outstanding - December 31, 2009	-
Granted	40,000,000
Exercised	10,000,000
Forfeited	-
Expired	-
Outstanding March 31, 2010	30,000,000

A summary of the status of options outstanding as of March 31, 2010, is presented as follows:

Weighted
	Range of		Weighted	Weighted
	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number
	Prices	Outstanding	Life (Years)	Price	Exercisable
December 31, 2009	$-	-	-	$-	-
March 31, 2010	$0.005	30,000,000	4.86	$0.005	30,000,000

(9)	Commitments and Contingencies

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

On April 28, 2008, EMC entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, EMC may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by EMC.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Extreme extended the promissory note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500. As of March 31, 2010, and December 31, 2009, $50,000, and $158,500, respectively, had been borrowed from EIHC under the terms of the Note.

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

Asset Purchase Agreement

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

On May 13, 2010, the Company issued 49,999,996 shares of common stock of the Company (post forward stock split) to the shareholders of Reflectkote to purchase the assets and assume the liabilities of Reflectkote as per the terms of the agreement.

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

As of May 24, 2010, the transaction with Clean Marine, Inc. has not closed.

Consulting Agreement

On April 23, 2010, the Company entered into a consulting agreement with Avon III and Grieco, LLC. The consultant agrees to render services for a period terminating on March 31, 2011. The Company shall pay a fee of 10,000,000 shares of common stock for assistance in securing a contract with a contractor working for the State of Florida.

Convertible Note

In May 2010, the CEO of the Company loaned the Company $35,000 and issued a note to the Company with an annual interest rate of 8 percent.  The note has a term of six months, and the principal and interest of the note are convertible to 10,000,000 shares of the Company’s common stock (post forward stock split) at the end of the six month term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Quarterly Report on Form 10-Q (“Form 10-Q”) contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements in future periods to differ materially from those expressed in, or implied by, any of these statements.  You should not place undue reliance on any forward-looking statements.  Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

In addition, Extreme operates a mobile coating business in and around Nicholasville, Kentucky.

The Xiom coatings include coatings that:
	reduce or mitigate microbe levels on various surfaces;
	contain anti-foul polymers that reduce the accumulation of barnacles and other materials on marine vessels;
	glow in the dark;
	prevent or reduce slipping;
	prevent graffiti from adhering to a surface; and
	coat any surface with a chosen color.
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

Employees

As of May 24, 2010, the Company had no employees except for one individual employed by Extreme.  The Company believes that its relationship with the employee of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

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

On May 13, 2010, the Company issued 49,999,996 shares of common stock of the Company (post forward stock split) to the shareholders of Reflectkote to purchase the assets and assume the liabilities of Reflectkote as per the terms of the agreement.

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

As of May 24, 2010, the transaction with Clean Marine, Inc. has not closed.

On April 23, 2010, the Company entered into a consulting agreement with Avon III and Grieco, LLC. The consultant agrees to render services for a period terminating on March 31, 2011. The Company shall pay a fee of 10,000,000 shares of common stock for assistance in securing a contract with a contractor working for the State of Florida.

In May 2010, the CEO of the Company loaned the Company $35,000 and issued a note to the Company with an annual interest rate of 8 percent.  The note has a term of six months, and the principal and interest of the note are convertible to 10,000,000 shares of the Company’s common stock (post forward stock split) at the end of the six month term.

Results of Operations for the three months ended March 31, 2010 and March 31, 2009

We achieved almost no revenues during the periods ended March 31, 2010, and March 31, 2009. General administrative expenses were $302,922 during the three months ended March 31, 2010, compared to $51,459 during the three months ended March 31, 2009.  The decrease was primarily due to a decrease in attorney fees, rent expense, and accounting fees that we paid.  We incurred a net loss of $519, 903 during the three months ended March 31, 2010 compared to a net loss of $60,937 during the three months ended March 31, 2009.  The increase in the net loss was related to an increase in professional fees paid by common stock.  Our operating results in future periods are expected to differ materially in future periods if we are successful in raising the capital necessary to pursue our business plan.

Liquidity and Capital Resources

We had no cash at March 31, 2010, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.

We have funded our operations to date through loans and equity contributions made by our founders and will require additional funds to begin to implement our business plan.  Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets.

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of March 31, 2010, $202,136 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of EIHC common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, Extreme issued a promissory note to Environmental Infrastructure Holdings Corp. (formerly known as XIOM Corp.) pursuant to which Extreme may borrow up to $150,000 from XIOM.  On November 14, 2009, EIHC issued a temporary amendment to the not allowing the limit of the note to temporarily increase from $150,000 to $158,000. A payment of $35,000 was due to EIHC under the note in June 2008, but was not paid.  As of March 31, 2010, $50,000 was due under the note, which was due in full on April 28, 2010, bears interest at a rate of 5% per annum and remains unpaid.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of our franchise opportunities and services.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  At March 31, 2010, we had a working capital deficit of $1,154,624, stockholders’ deficit of $1,198,334 and an outstanding balance of long-term debt of $116,831.  Our financial condition as of March 31, 2010 raises doubt as to our ability to continue our normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on our business and prospects.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in our Report on Form 10-Q for the period ended March 31, 2010.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 17, 2009.

Extreme Mobile Coatings Worldwide Corp.

Date: May 24, 2010	By:	/s/ Charles Woodward
Charles Woodward, President and CEO

Date: May 24, 2010	By:	/s/ Michael Wade
Michael Wade
Chief Financial Officer