Form 10-Q
period 2010-06-30
Structural Enhancement Technologies Corp
filed 2010-08-23
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-148425

Structural Enhancement Technologies Corp.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
(IRS Employee Identification No.)

30 East Sunrise Highway
Valley Stream, NY  11581
(Address of principal executive offices)
(516) 303-8150
(Registrant’s telephone number, including area code)

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
Yes ☐  No ☒
The number of shares of common stock of the issuer outstanding as of August 23, 2010, was 6,639,472 shares of common stock.

TABLE OF CONTENTS

Structural Enhancement Technologies Corp.

ITEM 1.  FINANCIAL STATEMENTS

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	As of	As of
	June 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash in bank	$-	$1,780
Accounts receivable - Trade	2,095	1,675
Prepaid expenses - Consulting and rent	-	5,667
Total current assets	2,095	9,122
Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,200	34,200
	47,882	47,882
Less - Accumulated depreciation	(21,624)	(16,936)
Net property and equipment	26,258	30,946
Other Assets:
License agreement (net of accumulated amortization of $9,024 and $7,703, in 2010, and 2009, respectively)	42,899	44,220
Trademark (net of accumulated amortization of $688 and $509 in 2010 and 2009, respectively)	871	1,050
Patents pending	5,000	-
Goodwill	1,277,694	-
Total other assets	1,326,464	45,270
Total Assets	$1,354,817	$85,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Checks in excess of bank balance	$6,152	$-
Current portion of long-term debt	537,131	83,517
Accounts payable – Trade	151,596	134,146
Accrued liabilities	280,441	352,608
Due to related parties - Directors, officers, and stockholders	408,084	495,002
Promissory note - Environmental Infrastructure Holdings Corp. (formerly XIOM Corp.) - Related party	50,000	158,500
Short-term loan	100,000	50,000
Other current liabilities	50,000	-
Total current liabilities	1,583,404	1,273,773
Long-term Debt, less current portion:
Bank loan	94,527	138,495
Other long-term debt	220,040	-
Total long-term debt	314,567	138,495
Total liabilities	1,897,971	1,412,268
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 4,235,856 and 2,145,094 shares issued and outstanding in 2010, and 2009, respectively	424	215
Additional paid-in capital	2,747,999	490,208
(Deficit) accumulated during the development stage	(3,291,577)	(1,817,353)
Total stockholders' (deficit)	(543,154)	(1,326,930)
Total Liabilities and Stockholders' (Deficit)	$1,354,817	$85,338

The accompanying notes to financial statements are
an integral part of these balance sheets.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND  SIX MONTHS ENDED JUNE 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH JUNE 30, 2010
(Unaudited)

	For Three Months Ended		For Six Months Ended		Cumulative
	June 30,		June 30,		From
	2010	2009	2010	2009	Inception

Revenues	$8,123	$8,295	$12,457	$9,445	$32,852

Expenses:
General and administrative	246,926	84,771	221,845	136,230	1,185,370
Stock-based compensation for issued stock options	629,500	-	957,500	-	957,500
Professional fees paid by issued common stock	75,000	-	287,000	-	694,621
Depreciation and amortization	3,094	4,646	6,188	7,131	31,335
Total expenses	954,520	89,417	1,472,533	143,361	2,868,826

(Loss) from Operations	(946,397)	(81,122)	(1,460,076)	(133,916)	(2,835,974)

Other Income (Expense):
Interest (expense)	(7,926)	(2,809)	(14,148)	(10,953)	(98,802)
(Loss) on asset purchase agreement	-	-	-	-	(356,801)
Total Other Income (Expense)	(7,926)	(2,809)	(14,148)	(10,953)	(455,603)

Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(954,323)	$(83,931)	$(1,474,224)	$(144,869)	$(3,291,577)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.28)	$(0.05)	$(0.50)	$(0.08)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,468,129	1,808,403	2,958,767	1,804,540

The accompanying notes to financial statements are
an integral part of these statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH JUNE 30, 2010
(Unaudited)

	For the Six Months Ended		Cumulative
	June 30,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(1,474,224)	$(144,869)	$(3,291,577)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	6,188	7,131	31,336
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Common stock issued for services and compensation	287,000	50,000	694,621
Stock-based compensation for issued stock options	957,500	-	957,500
Changes in net assets and liabilities-
Accounts receivable - Trade	(420)	7,653	(2,095)
Prepaid expenses	5,667	(38,641)	-
Security deposit and other	-	(89)	-
Accounts payable - Trade	7,584	36,149	141,730
Accrued liabilities	(88,969)	21,480	263,639
Net Cash (Used in) Operating Activities	(299,674)	(61,186)	(793,248)
Investing Activities:
Purchases of equipment	-	-	(47,882)
Asset purchase agreement	-	(15,000)	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	-	(568)	(1,559)
Net Cash (Used in) Investing Activities	-	(15,568)	(431,242)
Financing Activities:
Proceeds from long-term debt	-	-	400,000
Payments of principal on long-term debt	(40,314)	(41,366)	(218,302)
Checks in excess of bank balance	6,152	-	6,152
Issuance of common stock for cash	-	9,121	1,082
Proceeds from promissory note - EIHC - Related Party	-	-	158,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	110,225	(7,675)
Proceeds from loans from related parties - Directors and stockholders	282,231	-	790,733
Payments on loans from related parties - Directors and stockholders	(175)	-	(13,675)
Proceeds from short-term loan	50,000	-	100,000
Net Cash Provided by Financing Activities	297,894	77,980	1,224,490

Net Increase (Decrease) in Cash	(1,780)	1,226	-

Cash - Beginning of Period	1,780	1,749	-
Cash - End of Period	$-	$2,975	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,258	$-	$81,694
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH JUNE 30, 2010
(Unaudited)

Supplemental Information of Noncash Investing and Financing Activities:

Effective February 2, 2007, the Company issued 451,193 shares of its common stock (post reverse stock split) in connection with a master licensing agreement with Environmental Infrastructure Holdings Corp. (fka XIOM Corp.) valued at $26,923.

On September 16, 2008, the Company issued 61,387 shares of common stock (post reverse stock split) for professional services valued at $55,000.

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the acc

On February 9, 2009, the Company issued 15,000 shares of common stock (post reverse stock split) for professional services valued at $50,000.

On June 19, 2009, the Company issued 5,500 shares of common stock (post reverse stock split) for professional services valued at $84,121.

On August 20, 2009, the Company issued 100,625 shares of common stock (post reverse stock split) for professional services valued at $78,000.

On October 9, 2009, the Company issued 137,500 shares of common stock (post reverse stock split) for professional services valued at $75,000.

On November 9, 2009, the Company issued 60,000 shares of common stock (post reverse stock split) for professional services valued at $48,000.

On November 12, 2009, the Company issued 35,000 shares of common stock (post reverse stock split) for professional services valued at $17,500.

On January 22, 2010, the Company issued 80,000 shares of common stock (post reverse stock split) for consulting services valued at $40,000.

On January 27, 2010, the Company issued 7,500 shares of common stock (post reverse stock split) to an employee and to an officer as compensation for services valued at $75,000.

On February 1, 2010, the Company issued 89,000 shares of common stock (post reverse stock split) for consulting services valued at $44,500.

On February 1, 2010, the Company issued 50,000 shares of common stock (post reverse stock split) valued at $25,000 to shareholders as payment on debt owed to the shareholders.

On February 1, 2010, the Company issued 40,000 shares of common stock (post reverse stock split) to a Director and officer as compensation for services valued at $20,000.

On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) as payment of $55,000 on a promissory note.

On February 25, 2010, the Company issued 15,000 shares of common stock (post reverse stock split) for consulting services valued at $7,500.

On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) as payment of $53,500 on a promissory note.

On March 11, 2010, a Director of the Company exercised 100,000 options in a cashless transaction, and was issued 72,223 shares of common stock (post reverse stock split) valued at $82,000.

On May 13, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) valued at $456,000 to the shareholders of Reflectkote as required under the Asset Purchase Agreement with Reflectkote.

On May 14, 2010, the Company issued 20,000 shares of common stock (post reverse stock split) for the partial payment of $24,000 on accounts payable.

On May 19, 2010, the Company issued 200,000 shares of common stock (post reverse stock split) for consulting services valued at $100,000.

On May 19, 2010, the Company issued 800,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company for partial payment of $400,000 on loans from these related parties.

The accompanying notes to financial statements are
an integral part of these statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010, AND 2009
(Unaudited)

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Structural Enhancement Technologies Corp. (Formerly Extreme Mobile Coatings Worldwide Corp.)  (“Structural” or the “Company”) is a Delaware corporation in the development stage.  The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004.  On November 25, 2004, the Company changed its name to Falcon Media Services, Ltd.  On November 12, 2008, the Company changed its name to Extreme Mobile Coatings Corp., Ltd.  On March 2, 2009, the Company changed its name to Extreme Mobile Coatings Worldwide Corp.  Lastly, on May 19, 2010, the Company amended its name to Structural Enhancement Technologies Corp. to indicate the growing business plan of increasing in other areas of operations and coatings.

On September 16, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement #1”) with Extreme Mobile Coatings, Inc. (“EMC”), a Delaware corporation, and its stockholders pursuant to which the Company agreed to acquire 100 percent of outstanding shares of EMC in exchange for 1,350,509 shares of common stock (post reverse stock split) of the Company.  Originally, the business plan of the Company was to sell cellular phone content to joint venture partners within the Middle East.  The cellular phone content that was to be offered throughout the Middle East included highlights of the Premier League’s football (American soccer) matches and other media.  However, as of September 16, 2008, the Company discontinued this business plan to focus on establishing franchises to market, use, and sell coating products and equipment licensed from Environmental Infrastructure Holdings Corp. (“EIHC” and formerly XIOM Corp.)  The accompanying financial statements were prepared from the accounts of the Company under the accrual basis of accounting.

Given that EMC is considered to have acquired the Company by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2010, and December 31, 2009, and the operations for the three and six months ended June 30,  2010, and 2009, and cumulative from inception of EMC under the name of Structural.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Structural brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

On March 2, 2009, the Company completed a second Share Exchange Agreement (the “Share Exchange Agreement #2”) between the Company, as Extreme Mobile Coatings Corp, Ltd. and Extreme Mobile Coatings Worldwide Corp., a newly formed Delaware corporation.  The Share Exchange Agreement #2 was completed in order to change the domicile of the Company from the United Kingdom to the State of Delaware, the authorized common stock to 500,000,000 shares, par value $0.0001 per share, and the name of the Company from Extreme Mobile Coatings Corp. Ltd. to Extreme Mobile Coatings Worldwide Corp.  The Company exchanged 1,791,469 shares of its common stock (post reverse stock split) for a like number of shares of common stock of the newly formed Delaware Corporation.  In addition, the Certificate of Incorporation of Extreme Mobile Coatings Worldwide Corp. became the Certificate of Incorporation of the Company.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On May 19, 2010, the Company amended its name to Structural Enhancement Technologies Corp. and effected a 1-for-100 reverse stock split of its issued and outstanding common stock.

   Unaudited Interim Financial Statements

The interim financial statements of Structural as of June 30, 2010, and December 31, 2009, and for the three-month and six-month periods ended June 30, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  The accompanying interim financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and six-month periods then ended.  The balance sheet as of December 31, 2009, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP.  The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Office and computer equipment	5-10 years
Trailer	5 years

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

   Patents

The Company acquired two pending patents in the Asset Purchase Agreement with Reflectkote, Inc. (“Reflectkote”), dated March 10, 2010 (see Note 4).  The cost of obtaining the patents has been capitalized by the Company, and will be amortized once the related patents are issued, and a useful life is determined.

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the six months ended June 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
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

Subsequent to January 25, 2008, EMC became a corporation for income tax purposes.  As such, the Company and EMC account for income taxes pursuant to FASB ASC Topic 740, “Income Taxes.”  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2010, and December 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2010, and December 31, 2009, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

   Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and December 31, 2009, and revenues and expenses for the three-month and six-month periods ended June 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

Structural is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC.  Initial activities of the Company through June 30, 2010, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(3)           Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with EIHC, a related party Delaware corporation.  EIHC develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  The Company has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $51,923, and is being amortized over a period of 19.6 years.  The Company issued 451,193 shares of its common stock (post reverse stock split), valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

(4)           Asset Purchase Agreements

On March 5, 2007, the Company entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, the Company obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  The Company, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  The Company also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  The Company is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that the Company will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, the Company wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of June 30, 2010, and December 31, 2009, the Company owed $181,698, and $222,012, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

On March 11, 2010, the Company entered into a Asset Purchase Agreement with Reflectkote, Inc. (“Reflectkote”), dated March 10, 2010, wherein Reflectkote sold certain assets to the Company, and the Company assumed certain liabilities, as well as the obligation to issue 500,000 shares of restricted common stock of the Company (post reverse stock split) to the shareholders of Reflectkote.  The Vice-President and Director of the Company, James W. Zimbler is also a Director of Reflectkote, Inc.  The assets purchased include pending patents for a permanently applied reflective coating that does not come off in the manner that reflective tape can.  Reflectkote coatings do not corrode and protect the surface applied to as well.  Reflectkote is a plastic and glass combination prepared in a proprietary manner.  The agreement was closed on May 13, 2010, when 500,000 shares of restricted common stock of the Company (post reverse stock split) were issued to the shareholders of Reflectkote.  The value of the transaction was $1,282,694, with $826,694 in liabilities assumed, and common stock issued with a value of $456,000.  The Company realized goodwill of $1,277,694, which has been recorded in the accompanying financial statements as of June 30, 2010.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

(5)           Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

On April 28, 2008, the Company entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, the Company may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Structural extended the Note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the Note allowing the limit of the Note to temporarily increase from $150,000 to $158,500.  On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $55,000 on the Note.  On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $53,500 on the Note.  As of June 30, 2010, and December 31, 2009, $50,000, and $158,500, respectively, had been borrowed from EIHC under the terms of the Note.

On May 20, 2010, the CEO of the Company loaned the Company $35,000 and issued a note to the Company with an annual interest rate of 8 percent.  The note has a term of six months, and the principal and interest of the note are convertible to 100,000 shares of the Company’s common stock (post reverse stock split) at the end of the six-month term.

As of June 30, 2010, and December 31, 2009, the Company owed to stockholders, officers, and Directors of the Company a total of $408,084 and $495,002, respectively, for various working capital loans received.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

(6)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2010, and 2009, were as follows (assuming a 23.7 percent effective tax rate):

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-
Federal and state-
Loss carryforwards	$349,391	$34,334
Change in valuation allowance	(349,391)	(34,334)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010, and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$680,181	$330,790
Less - Valuation allowance	(680,181)	(330,790)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended June 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, and December 31, 2009, the Company had approximately $2,869,960 and $1,395,736 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

   Long-term Debt

The Company obtained a bank loan for $400,000 on April 17, 2007, and used $360,000 of the proceeds from the loan to fund the acquisition of the SABA Equipment.  The loan has an annual interest rate of 8.5 percent.  Collateral for the loan consists of all assets of the Company (including the SABA Equipment), 146,785 shares of common stock of XIOM Corp. (a related party), and personal guarantees from Messrs. Charles Woodward, Andrew Mazzone, and James Zimbler, Directors of the Company, (who also represent entities that are stockholders of the Company).

On April 28, 2008, the Company entered into a promissory note with EIHC, a stockholder of the Company.  Per the terms of the Note, the Company may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Structural extended the Note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the Note allowing the limit of the Note to temporarily increase from $150,000 to $158,500.

As part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 (see Note 4), the Company acquired a settlement agreement to pay an unrelated party $400,000 in monthly payments for a period of three years with an annual interest rate of 6 percent.  The monthly payments were to have started February 28, 2010; however, as of the filing of these financial statements, no payments have been made on this settlement.  Although no payments have been made, the unrelated party is not currently seeking judgment against the Company for being in default.

As part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 (see Note 4), the Company acquired a settlement agreement to pay an unrelated party $270,000 in monthly payments for a period of eighteen month with no interest accrued.  The monthly payments were to have started November 15, 2009; however, as of the filing of these financial statements, no payments have been made on this settlement.  Although no payments have been made, the unrelated party is not currently seeking judgment against the Company for being in default.

Included below is a summary of the Company’s long-term debt:

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

	As of	As of
	June 30,	December 31,
	2010	2009
Promissory note, due on April 28, 2010, interest at 5.0% per annum; unsecured	$50,000	$158,500

Settlement agreement, monthly payments through April 15, 2011, 0% interest; unsecured	270,000	-

Bank loan, monthly payments through April 17, 2012; interest at 8.50% per annum; secured	181,698	222,012

Settlement agreement, monthly payments through January 28, 2013, 6% interest per annum; unsecured	400,000	-

	901,698	380,512

Less - Current portion	(587,131)	(242,017)

Long-term portion	$314,567	$138,495

Future minimum long-term debt payments required are as follows:

Twelve Months Ending June 30,	Amount

2011	$587,131
2012	236,977
2013	77,590
Total	$901,698

(8)           Common Stock

On June 27, 2004, the Company issued one share of common stock (post reverse stock split) to a Director of the Company valued at a price of $2 per share for cash.

On December 13, 2005, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to issue up to 2,160 shares of its common stock (post reverse stock split) at an offering price of $.50 per share for total proceeds of $1,080.  The PPO was closed on May 6, 2006, and proceeds amounted to $1,080.  Because the authorized common stock of the Company was insufficient at the time of the completion of the PPO, the stock certificates related thereto were not issued until December 26, 2007.

On December 26, 2007, the Company issued 126,300 shares of common stock (post reverse stock split), to its sole Director and officer for services rendered, at an offering price of $.01 per share for total value of $1,263.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

The Company entered into a one-year Consulting Agreement on December 1, 2007, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company.  In exchange for its services, Kingsgate was issued 200,000 shares of common stock (post reverse stock split) for a value of $90,000 or $.45 per share to satisfy this obligation.  The Company issued the shares to Kingsgate on December 26, 2007.

On December 1, 2007, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the Libor interest rate plus 2.5 percent for the marketing plan of the Company.  In exchange for its services, Eastern Glow was issued 112,500 shares of common stock of the Company (post reverse stock split) at $.44 per share to satisfy this obligation.  The Company issued the shares to Eastern Glow on December 26, 2007.

Effective September 16, 2008, the Company entered into a Share Exchange with the shareholders of EMC, whereby the Company acquired all of the issued and outstanding capital stock of EMC (135,050,850 shares) in exchange for 1,350,509 shares of common stock (post reverse stock split) of the Company. As a result of the Share Exchange, the stockholders of EMC controlled the Company, and EMC has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Share Exchange.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and EMC brought forward at their historical bases.  In connection with the issuance of 1,350,509 shares of common stock (post reverse stock split), 6,139 of such shares (post reverse stock split) were issued for professional services valued at $55,000.

On November 25, 2008, the Company declared a 2-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of November 25, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

In February 2009, the Company entered into a verbal agreement with Aires Capital, Inc. whereby Aires Capital, Inc. agreed to perform introductory services related to capital formation activities.  On February 5, 2009, the Company issued 15,000 shares of common stock (post reverse stock split) to Aires Capital, Inc. for such services.  The services were valued at $50,000.

On March 2, 2009, the Company completed a second Share Exchange Agreement (the “Share Exchange Agreement #2”) between the Company, as Extreme Mobile Coatings Corp, Ltd. and Structural Enhancement Technology Corp. a newly formed Delaware corporation.  The Share Exchange Agreement #2 was completed in order to change the domicile of the Company from the United Kingdom to the State of Delaware, the authorized common stock to 500,000,000 shares, par value $0.0001 per share, and the name of the Company from Extreme Mobile Coatings Corp. Ltd. to Extreme Mobile Coatings Worldwide Corp.  The Company exchanged 1,791,469 shares of its common stock (post reverse stock split) for a like number of shares of the newly formed Delaware corporation.  In addition, the Certificate of Incorporation of Extreme Mobile Coatings Worldwide Corp. became the Certificate of Incorporation of the Company.  The Share Exchange Agreement #2 has been treated as a reverse merger.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Extreme Mobile Coatings Corp. Ltd. and the Company brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On March 2, 2009, the Company declared a 5-for-1 forward stock split of its issued and outstanding common stock to the holders of record on that date.  Such forward stock split was effective as of March 12, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On May 27, 2009, the Company issued 5,500 shares of common stock (post reverse stock split) for consulting services valued at $84,121.

On August 20, 2009, the Company issued 100,625 shares of common stock (post reverse stock split) for professional services valued at $78,000.

On October 9, 2009, the Company issued 137,500 shares of common stock (post reverse stock split) for professional services valued at $75,000.

On November 9, 2009, the Company issued 60,000 shares of common stock (post reverse stock split) for professional services valued at $48,000.

On November 12, 2009, the Company issued 35,000 shares of common stock (post reverse stock split) for consulting services valued at $17,500.

On January 28, 2010, the Company increased the amount of authorized shares of common stock from 500,000,000 shares (post forward stock split) with a par value of $.0001 per share to 1,000,000,000 shares (post forward stock split) with a par value of $.0001 per share.

On January 22, 2010, the Company issued 80,000 shares of common stock (post reverse stock split) for consulting services related to the reverse merger.  The services were valued at $40,000.

On January 27, 2010, the Company issued 7,500 shares of common stock (post reverse stock split) to an employee and to an officer of the Company as compensation for services rendered valued at $75,000.

On January 27, 2010, the Company filed an S-8 registration statement in order to register 250,000 shares of the Company’s common stock (post reverse stock split) issuable under the 2010 Employee and Consultant Stock Plan.

On February 1, 2010, the Company issued 89,000 shares of common stock (post reverse stock split) for consulting services valued at $44,500.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On February 1, 2010, the Company issued 50,000 shares of common stock (post reverse stock split) valued at $25,000 to shareholders as payment on debt owed to the shareholders.

On February 1, 2010, the Company issued 40,000 shares of common stock (post reverse stock split) to a Director and officer of the Company as compensation for services rendered valued at $20,000.

On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $55,000 on the promissory note owed to EIHC.

On February 25, 2010, the Company issued 15,000 shares of common stock (post reverse stock split) for consulting services valued at $7,500.

On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $53,500 on the promissory note owed to EIHC.

On March 11, 2010, a Director of the Company exercised 100,000 options in a cashless transaction, and was issued 72,223 shares of common stock (post reverse stock split) valued at $82,000

On May 13, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) valued at $456,000 to the shareholders of Reflectkote as required under the Asset Purchase Agreement with Reflectkote (see Note 4).

On May 14, 2010, the Company issued 20,000 shares of common stock (post reverse stock split) for the partial payment of $24,000 on an accounts payable debt.

On May 19, 2010, the Company issued 200,000 shares of common stock (post reverse stock split) for consulting services valued at $100,000.

On May 19, 2010, the Company issued 800,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company for partial payment of $400,000 on loans from these related parties.

On May 10, 2010, the Company declared a 1-for-100 reverse stock split of its issued and outstanding common stock to the holders of record on that date.  Such reverse stock split was effective as of May 19, 2010.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

   Stock Options

On February 8, 2010, the Company granted two members of the Company’s Board of Directors nonqualified stock options to purchase up to 200,000 shares each (400,000 combined shares) of the Company’s common stock, exercisable at a price of $0.50 per share.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On May 10, 2010, the Company granted nonqualified stock options to a Director to purchase up to 300,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share.  On the same date, the Company granted nonqualified stock options to the Company’s General Counsel to purchase up to 250,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

2010

Risk Free Rate of Return	1.10%

Dividend Yield	0%

Volatility	144%

Average Expected Term (Years to Exercise)	2.5

A summary of the status of the options granted as of June 30, 2010, is as follows:

Outstanding - December 31, 2009	-

Granted	950,000

Exercised	100,000

Forfeited	-

Expired	-

Outstanding June 30, 2010	850,000

A summary of the status of options outstanding as of June 30, 2010, is presented as follows:

Weighted
	Range of		Weighted	Weighted
	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number
	Prices	Outstanding	Life (Years)	Price	Exercisable

December 31, 2009	$-	-	-	$-	-

June 30, 2010	$0.50	850,000	4.77	$0.50	850,000

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

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

On April 28, 2008, the Company entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, the Company may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Structural extended the promissory note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500.  As of June 30, 2010, and December 31, 2009, $50,000, and $158,500, respectively, had been borrowed from EIHC under the terms of the Note.

The liabilities acquired by the Company as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the Securities and Exchange Commission (“SEC”).  Through communications with the SEC, management has determined that it is probable that the Company will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by the Company’s management.  The exact amount of payment is contingent upon the approval by the SEC.  This estimated amount has been recorded in the accompanying financial statements as of June 30, 2010.

(10)           Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted FASB ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“Topic 105-10”).  Topic 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU’s”).  The FASB will not consider ASU’s as authoritative in their own right.  ASU’s will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements,” which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

(11)         Subsequent Events

Consulting Agreement

On April 23, 2010, the Company entered into a consulting agreement with and unrelated consultant.  The consultant agrees to render services for a period terminating on March 31, 2011 to assist in securing a contract with a contractor working for the State of Florida.  On July 13, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) of the Company valued at $50,000.

Common Stock Issued

On July 13, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) for the consulting agreement with an unrelated consultant, valued at $50,000.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010, AND 2009
(Unaudited)

On July 27, 2010, the Company issued 1,750,000 shares of common stock (post reverse stock split) for employee compensation valued at $175,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) for consulting services valued at $50,000.

On July 27, 2010, the Company issued 53,616 shares of common stock (post reverse stock split) valued at $18,675 for a debt related to a settlement agreement.

Officer Resignation

On July 21, 2010, Charles Woodward resigned effective July 30, 2010, as President of the Company.  He remains a member of the Board of Directors.  Mr. Woodward’s resignation did not, in any way, imply that there was any dispute or disagreement relating to the Company’s operations, policies, or practices.  Effective as of July 21, 2010, Andrew B. Mazzone was elected to the Board of Directors of the Company as the Interim President and a Director of the Company.

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

About our Company

How our Company is organized.

Structural Enhancement Technologies Corp. (the “Company”), formerly known as Extreme Mobile Coatings Worldwide Corp., was incorporated on July 28, 2004, in the United Kingdom under the name T&T Homes Limited.  On November 29, 2004, the name of the corporation was amended to Falcon Media Services, Ltd.  On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share.  On September 16, 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“Extreme”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the stockholders of Extreme exchanged all of the outstanding shares of Extreme common stock for an aggregate of 13,505,085 ordinary shares of the Company (the “Share Exchange”).  As a result of the Share Exchange, Extreme became a wholly owned subsidiary of the Company.  On November 12, 2008, the Company amended its Certificate of Incorporation to change the name of the Company to “EXTREME MOBILE COATINGS COMPANY, LTD.”

On April 8, 2009, Extreme Mobile Coatings Company, Ltd. completed corporate actions to re-domicile the Company to Delaware from London, United Kingdom.  As a result of this re-domicile, the name of the Company was changed to Extreme Mobile Coatings Worldwide Corp.  In addition, the Company’s Board of Directors approved a five (5) for one (1) forward split of its common stock.  The Company trades under the new symbol “EMWW” on the Over the Counter Bulletin Board on a split-adjusted basis.
On June 18, 2010, the Company completed the corporate actions of amending its name to Structural Enhancement Technologies Corp. and effected a reverse split of its common of One Hundred old (100) shares to one (1) new share of common stock.

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

Where You Can Find Us

The Company’s corporate offices are located at 30 East Sunrise Highway, Valley Stream New York 11581, and its phone number is (516) 303-8150. Its web site is www.extrememobilecoating.com.

Description of Extreme Mobile Coatings, Inc.

BUSINESS

General

The Company conducts its operations through its wholly owned subsidiary, Extreme Mobile Coatings, Inc. (“Extreme”), a successor of A&C Coatings, LLC, which was formed in February 2007 to offer franchise opportunities to operate a mobile business which provides painting or coating on various surfaces utilizing a special patented mobile system developed by Environmental Infrastructure Holdings Corp. f/k/a Xiom Corp. and licensed to Extreme, and others. Xiom Corp. is now a wholly owned subsidiary of Environmental Infrastructure Holdings Corp.

The Company believes that there is a latent need for on-site delivery of antimicrobial powder coatings; an antimicrobial coating to protect surfaces which come in continuous contact with the general public, such protection to be long lasting, and such protection to be cost effective. There is a public perception that protection against microbes of all sorts is a good thing in and of itself. Uncontrollable spread of difficult to contain germs becomes ever more intrusive into the consciousness of the American public.

To enable this opportunity, two technologies had to come together to make it happen in public places. The first technology is that to be able to apply powder coatings outside of a factory setting and without the use of a factory oven. The second technology would be the melding of a potent antimicrobial agent with a polymer plastic coating which would protect the surfaces, be invisible but yet durable, not change the look of a surface, abrade away at a controlled rate, but still offer an antimicrobial protection until the end of the abrasion.

The Company has developed a spray mechanism to deposit such a coating. The company’s President has a long history of developing such equipment in other situations and environments. The Company also has developed a patented material combining the most potent antimicrobial agent with powder coating to enable effective on-site delivery and protection. The Company is ready to implement its plan. The first part of the plan is to engage a large franchisor of fast food locations to the public to sign on to the concept, and allow us to do a number of pilot locations with our mobile truck set up and two man teams to apply these coatings. The concept will consist not only not only of applying the coatings, but also conducting a bi-weekly testing and sampling of the germ killing capability of this applied coating. The testing will consist of such samples swabs from various coated surfaces sent to the company’s independent lab for testing and analysis. The certification and documentation will be posted in each store location giving a comfort level to patrons of that location that the store management is vigorously supporting a strong productive attack against various disease causing microbes on surfaces that they touch. Of course, the ultimate question would be for non-users of the company’s services (patrons in non-antimicrobial protected stores) is why aren’t these stores doing the same as the protected stores are doing to protect us?

The Company believes that there is a latent need for on-site delivery of antimicrobial powder coatings; an antimicrobial coating to protect surfaces which come in continuous contact with the general public, such protection to be long lasting, and such protection to be cost effective. There is a public perception that protection against microbes of all sorts is a good thing in and of itself. Uncontrollable spread of difficult to contain germs becomes ever more intrusive into the consciousness of the American public.

To enable this opportunity, two technologies had to come together to make it happen in public places. The first technology is that to be able to apply powder coatings outside of a factory setting and without the use of a factory oven. The second technology would be the melding of a potent antimicrobial agent with a polymer plastic coating which would protect the surfaces, be invisible but yet durable, not change the look of a surface, abrade away at a controlled rate, but still offer an antimicrobial protection until the end of the abrasion.

Anti-Microbials are designed for use in hospitals, in health care, and in food processing and manufacturing industries on:

•	Medical equipment and furniture
•	Showers and toilet facilities
•	Duct work and vents
•	Conveyor systems
•	Restaurants
•	Schools
•	Laboratories
•	Hospitals
•	Transport and storage
•	Food processing and packaging
•	Coating components in contact with potable water

The history of applying organic polymer coatings dates back to the early 1950’s, starting with the fluidized bed process progressing to the Electrostatic Powder Spray Process (EPS). Today EPS is the standard for applying organic polymer coatings. It is commonly referred to as “Powder Coating,” which to those individuals familiar with the process define the EPS process as: applying plastic powder coating, followed by oven curing at approximately 400 degrees F where melting and film formation occurs.

Today EPS is a huge polymer coatings business in the form of thermoplastic and thermoset chemistries, which can be applied to a variety of substrates. They can be applied to cold surfaces before curing to film thicknesses typically between 1-4 mils (50-200 microns). There are little or no VOC’s (Volatile Organic Compounds) and reduced HAP (Hazardous Air Pollutants). For these reasons, EPS process has captured substantial business from the established liquid coating process (Painting).

EPS applied plastic coatings are further characterized by their wide use in Original Equipment Manufacturer (OEM) and production applications for decorative purposes where appearance and durability are required. While there is some use of functional EPS coatings, the vast majority of usage is for decorative applications. Large numbers of relatively small components can best take advantage of the economic benefits gained by using the EPS powder process, but must conform to the limits of batch processing, oven size restrictions and substrate materials.
Flame spraying thermoplastic powders, now called “Thermal Spraying,” have been used for some time. These powders were marketed for on-site processing to apply thick polymer coatings. To date, there has been little market impact. Two reasons can be cited for the lack of success of Thermal Spraying Polymers in the past.

First reason being; Thermal Spray equipment used was designed primarily for spraying high melting point metal powders and was then adjusted to accommodate polymer powders. These adjustments did not adequately prevent polymer powders from overheating and burning. Thus, coatings did not always achieve their intended physical and chemical functions.

Secondly, plastic powders sprayed were the same as those used for the EPS process. No effort was made to modify powder particle size distribution to satisfy requirements of Thermal Spraying. Also, there was no effort made to design new polymer coating formulations required for on-site Thermal Spraying. Coating adhesion, function, and decorative value suffered because innovation lagged behind the industry’s need for product modifications.

The Benefits of Powder Coating
What is Powder Coating?

Powder coating is an advanced method of applying a decorative and protective finish to a wide range of materials and products that are used by both industries and consumers. The powder used for the process is a mixture of finely ground particles of pigment and resin, which is sprayed onto a surface to be coated. The charged powder particles adhere to the electrically grounded surfaces until heated and fused into a smooth coating in a curing oven. The result is a uniform, durable, high-quality, and attractive finish. Powder coating is the fastest-growing finishing technology in North America, representing over 10% of all industrial finishing applications.

Thousand of products and parts are currently powder coated:

Appliances

The appliance industry benefits from powder coating on front and side panels of ranges and refrigerators, washer tops and lids, dryer drums, air-conditioner cabinets, water heaters, dishwasher racks, and cavities of microwave ovens. Powder coating has also replaced porcelain enamel on many washer and dryer parts.

Automotive

The automotive industry uses powder coating on wheels, bumpers, hubcaps, door handles, decorative trim and accent parts, truck beds, radiators, filters, and numerous engine parts. A clean powder topcoat has been developed to protect auto bodies. BMW and Volvo are using it on their new model cars, and GM, Ford, and Chrysler have formed a consortium to test this technique on their production lines.

Architecture/Building

Nowhere else are the benefits of architectural powder coating more evident than on the thousands of commercial, industrial, government, residential, historic and institutional buildings from around the world. For 30 years, powder coating has been the finish of choice for a superior, more colorful, longer lasting, and more durable finish. Click here for a list of possible applications. Powder coating is specified because of its durability, scratch resistance, gloss retention, weatherability, resistance to chalking, the unlimited range of colors, finishes, glosses and textures, the fact that it meets AAMA specifications and because it is an environmentally friendly finishing process, making it an important part of a sustainable or green building project that incorporates low-emitting products. Virtually any part and any product in your next project might lend itself to powder coating including metal, aluminum, composites, wood, plastic, glass, and ceramic. Powder coating is superior to liquid paint, anodizing, and PVDF.

Everyday Products

There are also innumerable everyday uses for powder-coated products such as lighting fixtures, antennas, and electrical components.  Farmers have powder coated tractors and farm equipment.  Fitness buffs use golf clubs and golf carts, ski poles and bindings, snowmobiles, bicycles, and exercise equipment that are powder coated.  Shop owners have powder coated display racks, shelves, store fixtures, and vending machines.  Office workers use metal furniture, computer cabinets, mechanical pencils and pens, thumbtacks, and other desk accessories that are powder coated.  Parents have powder coated baby strollers, cribs, metal toys, and wagons.  In addition, homeowners have lawn mowers, snow blowers, barbecue grills, patio furniture, garden tools, electronic components, bathroom scales, toolboxes, and fire extinguishers that benefit from a powder coated finish.

Non-Metal Products

While powder coating started as an alternative to finishing metal products only, the development of powder that can be cured at lower temperatures has allowed powder coating to expand to non-metal surfaces such as ceramics and some wood and plastic applications.  Powder coating on wood is growing rapidly.  Manufacturers of home-office furniture, kitchen cabinets, children’s furniture, and outdoor grill tables are discovering that powder coating makes these “hard use” products retain their new look much longer.

More Durable

Powder coating gives consumers, businesses, and industry one of the most economical, longest-lasting, and most color-durable quality finishes available.

Powder coated surfaces are more resistant to chipping, scratching, fading, and wearing than other finishes.  Color selection is virtually unlimited with high and low gloss metallic and clear finishes available.  In addition, colors stay bright and vibrant longer.  Texture selections range from smooth surfaces to a wrinkled or matte finish, and rough textures designed for hiding surface imperfections.

Protects the Environment

Powder coating is also highly protective of our environment.  While liquid finishes contain solvents that have pollutants known as volatile organic compounds (VOCs), powder coating contains no solvents and releases negligible amounts, if any, of VOCs into the atmosphere.  Thus, there is no longer a need for finishers to buy costly pollution control equipment.  In addition, most powder coating overspray that does not adhere to the part ca be retrieved and reused, virtually eliminating the waste commonly found in liquid finishing processes.

Saves Money

Elimination of VOCs and reduction of wastes saves money and helps companies comply more easily and economically with the regulations of the U.S. Environmental Protection Agency.  In fact, one of the major elements in expanding the market for powder coating has been the implementation over the past 30 years of stringent air pollution control legislation.

Powder Coating Demand	% Annual Growth
Item	1990	2000	2005	2010	00/90	05/00

Industrial Mach.	19	48	73	111	9.7	8.7
And materials
(million lbs)

Other Markets	37	99	151	230	10.3	8.8
(million lbs)

$/lb:	2.39	2.94	3.19	3.44	2.1	1.6

Powder coating	335	1016	1610	2530	11.7	9.6
(million $)

*Source:  The Freedonia Group

Coating powders consist of solid resin, pigments, and additives which are compounded together to form a coating powder.

There are three main categories of coating powder:

Thermoset coatings: These are coatings which do not re-melt upon heating; during the curing process irreversible crosslinking reactions occur which give these coatings many of their desirable properties. Typically, particle sizes for these powders are 30-50um.
Thermoplastic coatings: These materials will re-melt heating. Typically, particle size for these powders is around 100um. Some powders (especially some thermoplastic powders) have mostly large particles and have no potential to emit particulate matter to the air. Powders with more than 95% by weight above 75um may justify exemption from LAPC/LAPPC.

Thermoplastic toners: Typically these particles are in the size range 5-20um.
Powder coatings are made by mixing the basic polymer with charge agents and other additives and then heating until they form a melt. This liquid is then extruded into chips or pellets that are fed into a grinder (most commonly an air classifier) to give a first cut of the product. The powder then passes through a single or double cyclone separator in which the very fine particles are removed. The coarse product is removed from the bottom of the cyclone and bagged directly. The fines are collected separately to be recycled. In many cases, the grinding is done in batch runs, with the powder coating manufacturer switching frequently between a variety of coating products.

Color is added to powder coatings during the manufacturing process, i.e. before the powder reaches the powder coater. There is little that can be done to change the color consistently, once the powder leaves the manufacturing plant.
In powder coating, the powdered paint is applied by either lowering the part into a fluidized bed of powder, which may or may not be electrostatically charged, or spraying with electrostatically charged powder. In both cases, the part is then placed in an oven, where the powder particles melt, coalesce, and bond to the metallic surface forming a continuous film. Powder coatings give a clean finish to goods and are hard wearing and corrosion resistant.

Of primary concern to the end-user is consistent finish and color. The critical factors which determine how well the surface will be coated are the chemistry of the powder coating, the powder and metallic surface charges, the heat applied and the particle size of the product. Obviously to ensure a uniform coating, particle size must also be uniform. Different grades of finish can be made by applying various grades of coarseness of powder.

Powder coatings can be applied over a wide range of thickness. The new Australian Standard, “AS/NZS 4506 – Thermoset powder coatings,” will recommend 25-micron minimum for mild interior applications and up to 60-micron minimum for exterior applications. Care must be exercised when quoting minimum thickness because some powder will not give “coverage” below 60 or even 80 micron. “Coverage” is the micron to give full “coverage.” One of the orange colors must be applied at 80 micron.

A key part of the coating process is surface preparation. The vast majority of powder coating failures can be traced to a lack of a suitable preparation. The required preparation treatment is different for different materials. For aluminum surfaces, preparation typically involves the removal of oils and greases with an alkali or neutral detergent solution, etching to remove heavy oxides, and chromate or phosphate dipping to form a conversion coating. This conversion coating has two functions in that it presents a surface to the powder which favors adhesion and it reduces the incidence of under film corrosion.

A final rinse in demineralized water completes the preparation process. For steel, the preparation method also typically includes a grain-refining step, which ensures that the conversion coating produced is relatively fine with good adhesion properties.
•	Particle size distribution is critical for powder coatings, affecting:
•	Final coating smoothness and appearance
•	Coating thickness
•	Product handling properties
•	Powder performance during application
•	Safety and environmental risk

For these reasons powder coating manufacturers need particle size distribution data for quality control, product development and process optimization purposes.  As product consistency is such a big issue for the industry it is important that the data produced is both reliable and reproducible.
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

The XIOM Technology

Materials used with the XIOM System are produced from various formulas of plastic powders. The powder mixture is melted and projected onto a substrate via a mixture of air and flammable gases that produce the actual coating. The air, flammable gases, and powder mixture are brought together through a specialized and patented gun with a flame nozzle where the powder material is melted and sprayed forward onto the surface to be coated. The gases and heated coating are cooled by the surface to which it adheres.

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

The XIOM plastic spray technology is unique and has patents pending. The patents cover technology and processes to apply and deliver powder coatings through a specialized spray system that allows those coatings to be applied both on site and in a factory. The patents will last, upon issuance, for a period of 20 years, unless other patents are applied for. With the XIOM process, the on-site plastic powder coating process, coatings can be deposited on wood, steel, fiberglass, concrete and plastic – a variety of substrates not all available to traditional powder coating. The XIOM process is quick, does not use an expensive oven for curing, and can be used both outside and inside a building.

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

The traditional powder coating industry, directly competitive to the XIOM products, usually requires a large investment in ovens and production lines, sophisticated preparation and cleaning equipment, and in many cases operates with sophisticated in-line computerized production control systems to manage the powder coating process.  The XIOM system is designed to do powder coating outside a traditional factory setting.  The system enables a plastic coating to be directly sprayed onto a surface, contains no preparation equipment, and requires no oven with which to cure powder coatings.  The XIOM system has no computerized control whatsoever and, in fact, does not even use electricity but relies on air, propane, and oxygen to achieve a coating result.

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

XIOM coatings can be applied at thicknesses from three mils up to 1 inch as compared to traditional powder coatings, which usually vary from one to four mils thick.  XIOM has asserted that thicker coatings generally give greater protection against corrosion than thin coatings, although it does not have definitive data to conclusively prove this assertion.

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

EIHC maintains that many XIOM powders are unique and therefore patentable, with patents pending.  Substrates such as wood, plastic, masonry and fiberglass – not processable via EPS – are now readily sprayable with the XIOM 1000 system, along with steel, aluminum and non-ferrous substrates.

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

The Company issued to EIHC an equity interest in the Company in consideration of entering the license agreement.  EIHC has agreed to sell XIOM products to Extreme’s franchisees; provided however, that neither Extreme nor its franchisees will be permitted to apply XIOM anti-microbial and/or anti-fouling coatings original equipment manufacturers, the U.S. government and its branches and agencies or certain “captive ships” for which applications are performed by EIHC employees.

Limited Operating History

The Company cannot guarantee Extreme will be successful in its business operations.  The Company is in the development stage, and its business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates.  The Company is seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and its ongoing operations.

The Company can give no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop, or expand the Extreme operations and may possibly cease operations totally.  Equity financing could result in additional dilution to the Company’s shareholders.

Employees

As of August 23, 2010, the Company had no employees except for one individual employed by Extreme.  The Company believes that its relationship with the employee of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

Significant Events

Expiration of Letter of Intent with Cloudtech

On May 27, 2009, we entered into a Letter of Intent to acquire 100% of the issued and outstanding shares of Cloudtech Sensors, Inc. (“Cloudtech”), an early-stage developer of handheld detectors that can discover and identify hundreds of biological, chemical, environmental, and radioactive agents, then wirelessly relay crucial data to command-and-control centers for instant analysis and response.  This Letter of Intent has expired and was not renewed by Extreme.

Acquisition of Assets of Relfectkote, Inc.

On March 11, 2010, the Company entered into a Asset Purchase Agreement with Reflectkote, Inc., dated March 10, 2010, wherein Reflectkote, Inc, sold certain assets and liabilities to the Company, as set forth on the schedules to the Agreement, and whereby the Company assumed the Liabilities as set forth, as well as the obligation to issue 500,000 shares of common stock (post reverse stock split) of the Company to the shareholders of Reflectkote, Inc., after the effectiveness of a Registration Statement on Form S-4.  Reflectkote, Inc. set a record date of April 15, 2010 for the transaction.

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

Clean Marine Letter of Intent

On March 12, 2010, the Registrant entered into a Letter of Intent, dated March 3, 2010, with Clean Marine, Inc. whereby the Registrant shall purchase 100% of the issued and outstanding common stock of Clean Marine, Inc., and its operating business known as Clean Air Today.  The Letter if Intent has been terminated.

Results of Operations for the three months ended June 30, 2010, and June 30, 2009

We had nominal revenues of $8,123 and $8,295 for the three months ended June 30, 2010, and 2009, respectively.  Total general and administrative expenses were $954,520 for the three months ended June 30, 2010, compared to $89,417 during the three months ended June 30, 2009.  The increase was primarily due to $629,500 of stock-based compensation expense related to the issuance of stock options during the period.  Professional fees paid by the issuance of common stock also amounted to $75,000.  We incurred a net loss of $954,323 for the three months ended June 30, 2010, compared to a net loss of $83,931 for the three months ended June 30, 2009.  The increase in the net loss was primarily related to the reasons explained above.

Results of Operation for the six months ended June 30, 2010, and June 30, 2009

For the six months ended June 30, 2010, we had nominal revenues of $12,457, compared to revenues of $9,445 for the same period in 2009.  Total general and administrative expenses were $1,472,533 for the six months ended June 30, 2010, compared to $143,361 for the six months ended June 30, 2009.  The increase in expenses of $1,329,172 resulted primarily from $957,500 in stock-based compensation expense related to the issuance of stock options during the period.  Professional fees paid by the issuance of common stock also amounted to $287,000.  We incurred a net loss of $1,474,224 for the six months ended June 30, 2010, compared to a net loss of $144,869 for the six months ended June 30, 2009.  The increase in the net loss was primarily related to the reasons explained above.  Our operating results in future periods are expected to differ materially if we are successful in raising the capital necessary to pursue our business plan.

Liquidity and Capital Resources

We had a cash overdraft of $6,152 as of June 30, 2010, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.  Further, as of June 30, 2010, we had negative working capital in the amount of $(1,581,309).

We have funded our operations to date through loans and equity contributions made by our founders and will require additional funds to continue with our business plan.  Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York and California, and potentially into other markets.

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment, which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of June 30, 2010, $181,698 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of EIHC common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2008, the Company issued a promissory note to EIHC Corp. pursuant to which the Company may borrow up to $150,000 from EIHC.  A payment of $35,000 was due to EIHC under the note in June 2008, but was not paid.  As of June 30, 2010, $50,000 was due under the note, which bears interest at a rate of 5% per annum, and remains unpaid.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of our franchise opportunities and services.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  As of June 30, 2010, we had an accumulated deficit during the development stage of $3,291,577, and total liabilities of $1,897,971.  Our cash resources were insufficient to allow us to carry out our business plan.  These and other factors raise considerable doubt as to our ability to continue our normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on our business and prospects, and we will not be able to continue operating.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The liabilities that we acquired as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the SEC.  Through communications with the SEC, we have determined that it is probable that we will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by us as of June 30, 2010.  The exact amount of payment is contingent upon the approval of the SEC.  This estimated amount has been recorded in the financial statements and related notes as of June 30, 2010, appearing elsewhere in this Quarterly Report.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in our Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2010, a Majority of Shares entitled to vote, and the Board of Directors of the Company, approved an Amendment to the Certificate of Incorporation of the Company.  The approval was to amend the name of the Company to Structural Enhancement Technologies Corp. and to effect a reverse split of its common stock at a ratio of ONE HUNDRED (100) to One (1).  As of June 30, 2010, as a result of the reverse stock split, there were a total of 4,235,856 shares of common stock issued and outstanding.

The Company filed with the Secretary of the State of Delaware on or about May 19, 2010, to amend Article FIRST of its Certificate of Incorporation to amend the name of the Corporation to “STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.” and to include the details of the reverse stock split in Article FOURTH of its Certificate of Incorporation.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Index to Exhibits

Exhibit	Description of Exhibit
2.1 (1)	Share Exchange Agreement among the Registrant, Extreme Mobile Coatings, Inc. and the stockholders of Extreme Mobile Coatings, Inc.
3.1 (4)	Certificate of Incorporation of the Registrant, as amended
3.2 (4)	Bylaws of the Registrant, as amended
10.1 (1)	Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc.
10.2 (1)	First Amendment to Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc.
10.3 (1)	Consulting Agreement dated as of March 1, 2008 between Extreme Mobile Coatings, Inc. and Scott R. Hamann, M.D.
31.1 (5)	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (5)	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (5)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (5)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2008.
(2)	Incorporated by reference to similarly numbered exhibit to the Form SB-2 filed by the Registrant with the Securities and Exchange Commission on January 2, 2008.

(3)	Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2008.
(4)	Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on May 19, 2010.
(5)	Attached hereto

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on August 23, 2010.

Structural Enhancement Technologies Corp.

Date: August 23, 2010	By:	/s/ Andrew B. Mazzone
Andrew B. Mazzone, President

Date: August 23, 2010	By:	/s/ Michael Wade
Michael Wade, Chief Financial Officer