Form 10-Q
period 2010-09-30
Structural Enhancement Technologies Corp
filed 2010-11-15
CIK 1421851

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

Commission File Number: 333-148425

NOTIFICATION OF LATE FILING

(Check One):  ☐ Form 10-K ☐ Form 11-K ☐ Form 20-F ☒ Form 10-Q

☐ Form N-SAR

For Period Ended: September 30, 2010

☐ Transition Report on Form 10-K

☐ Transition Report on Form 20-F

☐ Transition Report on Form 11-K

☐ Transition Report on Form 10-Q

☐ Transition Report on Form N-SAR

For the Transition Period Ended:

Read attached instruction sheet before preparing form. Please print or type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I

REGISTRANT INFORMATION

Structural Enhancement Technologies Corp.

Full Name of Registrant

Former Name if Applicable

40 Marcus Avenue

Hauppauge, NY  11788

(631) 560-4108

Address of Principal Executive Office (Street and Number)

City, State and Zip Code

PART II

RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

     |    (a)  The reasons  described in  reasonable  detail in Part III of this

     |         form  could  not be  eliminated  without  unreasonable  effort or

     |         expense;

     |

     |    (b)  The subject annual report,  semi-annual report, transition report

     |         on Form 10-K,  Form  20-F,  Form 11-K or Form  N-SAR,  or portion

☒   |         thereof  will  be  filed  on or  before  the  15th  calendar  day

     |         following  the  prescribed  due date;  or the  subject  quarterly

     |         report or transition report on Form 10-Q, or portion thereof will

     |         be filed on or  before  the  fifth  calendar  day  following  the

     |         prescribed due date; and

     |

     |    (c)  The  accountant's  statement  or other  exhibit  required by Rule

     |         12b-25(c) has been attached if applicable.

PART III

NARRATIVE

State below in reasonable detail why the Form 10-K, 11-K, 20-F 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

The registrant cannot complete filing because the Officers’ responsible for preparing report were not able to furnish reports to the Auditor in time for review due to other Company matters and difficulty in obtaining certain information.

PART IV

OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Andrew B. Mazzone, President, (631) 560-4108

(Name) (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).   ☒ Yes ☐ No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?  ☐ Yes ☒ No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Structural Enhancement Technologies Corp.

 (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010                   By: /s/ Andrew B. Mazzone

------------------                                      ---------------------------------------------

                                                            Andrew B. Mazzone, President

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (see 18 U.S.C. 1001).

GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. ELECTRONIC FILERS.  This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties.  Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T.

(Form 12b-25-07/99)