Form 10-Q
period 2010-09-30
Structural Enhancement Technologies Corp
filed 2010-11-22
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-148425

Structural Enhancement Technologies Corp.

(Exact name of Registrant as specified in its charter)

Delaware

(State or other jurisdiction of Incorporation or organization)

11-3460949

                                                                      (IRS Employee Identification No.)

40 Marcus Avenue

Hauppauge, NY  11788

(Address of principal executive offices)

(631) 560-4108

(Registrant’s telephone number, including area code)

 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer                           Accelerated Filer                            

           Non-accelerated filer                             Smaller reporting company            ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).

Yes ☐  No ☒

The number of shares of common stock of the issuer outstanding as of November 22, 2010, was 24,039,472 shares of common stock.

<BCLPAGE>16

TABLE OF CONTENTS

Structural Enhancement Technologies Corp.

Part I – Financial Information - Unaudited

Item 1.  Financial Statements

Balance Sheets as of September 30, 2010, and December 31, 2009                          5

Statements of Operations for the Nine Months Ended September 30, 2010,

and 2009, and Cumulative from Inception                                                      6

Statements of Cash Flows for the Nine Months Ended September 30, 2010,

                        and 2009, and Cumulative from Inception                                                      7

            Notes to the Financial Statements September 30, 2010, and 2009                             9

Item 2.   Management’s Discussion and Analysis of Financial Condition and

Results of Operations                                                                                            25

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                                  39

Item 4.   Controls and Procedures                                                                                        39

Part II – Other Information

Item 1.    Legal Proceedings                                                                                                 40

Item 1A.  Risk Factors

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  40

Item 3.    Defaults Upon Senior Securities                                                                             40

Item 4.    Submission of Matters to a Vote of Security Holders                                             40

Item 5.    Other Information                                                                                                 41

Item 6.    Exhibits                                                                                                                 43

Item 1.  Financial Statements

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.

(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

Financial Statements-

   Balance Sheets as of September 30, 2010, and December 31, 2009.......................... F-2

   Statements of Operations for the Three and Nine months Ended

      September 30, 2010, and 2009, and Cumulative from Inception.............................. F-3

  Statements of Cash Flows for the Nine months Ended September 30, 2010,

     and 2009, and Cumulative from Inception................................................................. F-4

   Notes to Financial Statements September 30, 2010, and 2009.................................... F-6

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2010	2009
Current Assets:
Cash on hand	$ 56	$ 1,780
Accounts receivable - Trade	6,911	1,675
Prepaid expenses - Consulting and rent	50,973	5,667

Total current assets	57,940	9,122

Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,200	34,200

	47,882	47,882
Less - Accumulated depreciation	(23,968)	(16,936)

Net property and equipment	23,914	30,946

Other Assets:
License agreement (net of accumulated amortization of $9,684 and $7,703,			1,460,355.00
in 2010, and 2009, respectively)	42,239	44,220	212063
Trademark (net of accumulated amortization of $779 and $509 in 2010			337,588.00
and 2009, respectively)	780	1,050	9150
Patents pending	5,000	-
Goodwill	1,277,694	-

Total other assets	1,325,713	45,270

Total Assets	$ 1,407,567	$ 85,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Checks in excess of bank balance	9,151	-
Current portion of long-term debt	538,738	83,517
Accounts payable - Trade	161,762	134,146
Accrued liabilities	337,588	352,608
Due to related parties - Directors, officers, and stockholders	479,766	495,002
Promissory note - Environmental Infrastructure Holdings Corp.
(formerly XIOM Corp.) - Related party	50,000	158,500
Short-term loan	100,000	50,000
Other current liabilities	50,000	-

Total current liabilities	1,727,005	1,273,773

Long-term Debt, less current portion:
Bank loan	73,718	138,495
Other long-term debt	218,433	-

Total long-term debt	292,151	138,495

Total liabilities	2,019,156	1,412,268

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares
authorized; 6,639,472 and 2,145,094 shares issued
and outstanding in 2010, and 2009, respectively	664	215
Additional paid-in capital	3,310,559	490,208
(Deficit) accumulated during the development stage	(3,922,812)	(1,817,353)

Total stockholders' (deficit)	(611,589)	(1,326,930)

Total Liabilities and Stockholders' (Deficit)	$ 1,407,567	$ 85,338

	-	-

The accompanying notes to financial statements are
an integral part of this balance sheet.

The accompanying notes to financial statements are

an integral part of these balance sheets.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)						307,604
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	For Three Months Ended		For Nine Months Ended		Cumulative		Cumulative
	September 30,		September 30,		From		as of
	2010	2009	2010	2009	Inception	6/30/2010	12/31/2009

Revenues	$ 12,926	$ 6,451	$ 25,383	$ 15,896	$ 45,778	$ 12,457	$ 20,395

Expenses:
General and administrative	85,730	116,609	307,575	193,718	1,271,100	221,845	963,525
Stock-based compensation for issued stock options	269,125	-	1,226,625	-	1,226,625	957,500	-
Professional fees paid by issued common stock	275,000	78,000	562,000	137,121	969,621	287,000	407,621
Depreciation and amortization	3,094	3,077	9,282	10,208	34,429	6,188	25,147

Total expenses	632,949	197,686	2,105,482	341,047	3,501,775	1,472,533	1,396,293

(Loss) from Operations	(620,023)	(191,235)	(2,080,099)	(325,151)	(3,455,997)	(1,460,076)	(1,375,898)

Other Income (Expense):
Interest (expense)	(11,212)	(5,899)	(25,360)	(16,852)	(110,014)	(14,148)	(84,654)
(Loss) on asset purchase agreement	-	-	-	-	(356,801)	-	(356,801)

Total Other Income (Expense)	(11,212)	(5,899)	(25,360)	(16,852)	(466,815)	(14,148)	(441,455)

Provision for Income Taxes	-	-	-	-	-	-	-

Net (Loss)	$ (631,235)	$ (197,134)	$ (2,105,459)	$ (342,003)	$ (3,922,812)	$ (1,474,224)	$ (1,817,353)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.11)	$ (0.11)	$ (0.53)	$ (0.19)		$ (0.50)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,975,407	1,860,094	3,975,363	1,823,262		2,958,767

The accompanying notes to financial statements are
an integral part of these statements.

The accompanying notes to financial statements are

an integral part of these statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	For the Nine Months Ended		Cumulative		Cumulative From
	September 30,		From		Inception Through
	2010	2009	Inception		December 31, 2009

Operating Activities:
Net (loss)	$ (2,105,459)	$ (342,003)	$ (3,922,812)		(1,817,353)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	9,282	10,208	34,430		25,148
Loss on asset purchase agreement	-	-	356,801		356,801
Impact of recapitalization from reverse merger	-	-	54,797		54,797
Common stock issued for services and compensation	562,000	137,121	969,621		407,621
Stock-based compensation for issued stock options	1,226,625	-	1,226,625		-
Changes in net assets and liabilities-
Accounts receivable - Trade	(5,236)	(1,414)	(6,911)	#	(1,675)
Prepaid expenses	(45,306)	(4,788)	(50,973)		(5,667)
Security deposit and other	-	(89)	-		-
Accounts payable - Trade	17,750	41,788	151,896		134,146
Accrued liabilities	(31,822)	53,681	320,786		352,608

Net Cash (Used in) Operating Activities	(372,166)	(105,496)	(865,740)		(493,574)

Investing Activities:
Purchases of equipment	-	-	(47,882)		(47,882)
Asset purchase agreement	-	(15,000)	(360,000)		(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199		3,199
License agreement	-	-	(25,000)		(25,000)
Trademark	-	(568)	(1,559)		(1,559)

Net Cash (Used in) Investing Activities	-	(15,568)	(431,242)		(431,242)

Financing Activities:
Proceeds from long-term debt	-	-	400,000		400,000
Payments of principal on long-term debt	(61,122)	(60,163)	(239,110)		(177,988)
Checks in excess of bank balance	9,151		9,151
Issuance of common stock for cash	-	-	1,082		1,082
Proceeds from promissory note - EIHC - Related Party	-	-	158,500		158,500
Proceeds from loans from unrelated party	-	-	7,675		7,675
Payments on loans from unrelated party	-	-	(7,675)		(7,675)
Proceeds from loans from related parties - Directors and stockholders	372,588	-	881,090		508,502
Payments on loans from related parties - Directors and stockholders	(175)	-	(13,675)		(13,500)
Proceeds from short-term loan	50,000	182,591	100,000		50,000

Net Cash Provided by Financing Activities	370,442	122,428	1,297,038		926,596

Net Increase (Decrease) in Cash	(1,724)	1,364	56		1,780

Cash - Beginning of Period	1,780	1,749	-		-

Cash - End of Period	$ 56	$ 3,113	$ 56		1,780

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 4,258	$ 16,852	$ 81,694		$ 77,436
Income taxes	$ -	$ -	$ -		$ -

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
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

On July 23, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) to a Consultant for services to be rendered. The transaction is valued at $50,000.

On July 27, 2010, the Company issued 34,286 shares of common stock (post reverse stock split) to a related party for services rendered. The value of the transaction was $12,000.

On July 27, 2010, the Company issued 19,330 shares of common stock (post reverse stock split) to a related party for services rendered. The value of the transaction was $6,675.

On July 27, 2010, the Company issued 750,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement. The transaction was valued at $75,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement. The transaction was valued at $50,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement. The transaction was valued at $50,000.

On July 27, 2010 the Company issued 250,000 shares of common stock (post reverse stock split) to a Consultant for services to be rendered. The value of the transaction was $25,000.

On July 27, 2010 the Company issued 250,000 shares of common stock (post reverse stock split) to a Consultant for services rendered. The value of the transaction was $25,000.

The accompanying notes to financial statements are

an integral part of these statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	For the Nine Months Ended		Cumulative		Cumulative From
	September 30,		From		Inception Through
	2010	2009	Inception		December 31, 2009

Operating Activities:
Net (loss)	$ (2,105,459)	$ (342,003)	$ (3,922,812)		(1,817,353)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	9,282	10,208	34,430		25,148
Loss on asset purchase agreement	-	-	356,801		356,801
Impact of recapitalization from reverse merger	-	-	54,797		54,797
Common stock issued for services and compensation	562,000	137,121	969,621		407,621
Stock-based compensation for issued stock options	1,226,625	-	1,226,625		-
Changes in net assets and liabilities-
Accounts receivable - Trade	(5,236)	(1,414)	(6,911)	#	(1,675)
Prepaid expenses	(45,306)	(4,788)	(50,973)		(5,667)
Security deposit and other	-	(89)	-		-
Accounts payable - Trade	17,750	41,788	151,896		134,146
Accrued liabilities	(31,822)	53,681	320,786		352,608

Net Cash (Used in) Operating Activities	(372,166)	(105,496)	(865,740)		(493,574)

Investing Activities:
Purchases of equipment	-	-	(47,882)		(47,882)
Asset purchase agreement	-	(15,000)	(360,000)		(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199		3,199
License agreement	-	-	(25,000)		(25,000)
Trademark	-	(568)	(1,559)		(1,559)

Net Cash (Used in) Investing Activities	-	(15,568)	(431,242)		(431,242)

Financing Activities:
Proceeds from long-term debt	-	-	400,000		400,000
Payments of principal on long-term debt	(61,122)	(60,163)	(239,110)		(177,988)
Checks in excess of bank balance	9,151		9,151
Issuance of common stock for cash	-	-	1,082		1,082
Proceeds from promissory note - EIHC - Related Party	-	-	158,500		158,500
Proceeds from loans from unrelated party	-	-	7,675		7,675
Payments on loans from unrelated party	-	-	(7,675)		(7,675)
Proceeds from loans from related parties - Directors and stockholders	372,588	-	881,090		508,502
Payments on loans from related parties - Directors and stockholders	(175)	-	(13,675)		(13,500)
Proceeds from short-term loan	50,000	182,591	100,000		50,000

Net Cash Provided by Financing Activities	370,442	122,428	1,297,038		926,596

Net Increase (Decrease) in Cash	(1,724)	1,364	56		1,780

Cash - Beginning of Period	1,780	1,749	-		-

Cash - End of Period	$ 56	$ 3,113	$ 56		1,780

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 4,258	$ 16,852	$ 81,694		$ 77,436
Income taxes	$ -	$ -	$ -		$ -

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
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

On July 23, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) to a Consultant for services to be rendered. The transaction is valued at $50,000.

On July 27, 2010, the Company issued 34,286 shares of common stock (post reverse stock split) to a related party for services rendered. The value of the transaction was $12,000.

On July 27, 2010, the Company issued 19,330 shares of common stock (post reverse stock split) to a related party for services rendered. The value of the transaction was $6,675.

On July 27, 2010, the Company issued 750,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement. The transaction was valued at $75,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement. The transaction was valued at $50,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement. The transaction was valued at $50,000.

On July 27, 2010 the Company issued 250,000 shares of common stock (post reverse stock split) to a Consultant for services to be rendered. The value of the transaction was $25,000.

On July 27, 2010 the Company issued 250,000 shares of common stock (post reverse stock split) to a Consultant for services rendered. The value of the transaction was $25,000.

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

Given that EMC is considered to have acquired the Company by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30,2010, and December 31, 2009, and the operations for the three and nine months ended September 30, 2010, and 2009, and cumulative from inception of EMC under the name of Structural.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Structural brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

   Unaudited Interim Financial Statements

The interim financial statements of Structural as of September 30, 2010, and December 31, 2009, and for the three-month and nine-month periods ended September 30, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements of this Quarterly Report on Form 10-Q.  The accompanying interim financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and nine-month periods then ended.  The balance sheet as of December 31, 2009, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP.  The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

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

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended September 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2010, and December 31, 2009, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Concentration of Risk

As of September 30, 2010, and December 31, 2009, the Company maintained its cash account at one commercial bank.  The balance in the account was subject to FDIC coverage.

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

   Estimates

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30,2010, and December 31, 2009, and revenues and expenses for the three-month and nine-month periods ended September 30,2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)        Development Stage Activities and Going Concern

Structural is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC.  Initial activities of the Company through September 30, 2010, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

(4)        Asset Purchase Agreements

On March 5, 2007, the Company entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, the Company obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 6).  The Company, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  The Company also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  The Company is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that the Company will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan.  As of December 31, 2007, the Company wrote off $356,801 related to the transaction which is reflected as other expense in the accompanying statements of operations.  As of September 30, 2010, and December 31, 2009, the Company owed $160,890, and $222,012, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

On March 11, 2010, the Company entered into a Asset Purchase Agreement with Reflectkote, Inc. (“Reflectkote”), dated March 10, 2010, wherein Reflectkote sold certain assets to the Company, and the Company assumed certain liabilities, as well as the obligation to issue 500,000 shares of restricted common stock of the Company (post reverse stock split) to the stockholders of Reflectkote.  The former Vice-President and Director of the Company, James W. Zimbler is also a Director of Reflectkote, Inc.  The assets purchased include pending patents for a permanently applied reflective coating that does not come off in the manner that reflective tape can.  Reflectkote coatings do not corrode and protect the surface applied to as well.  Reflectkote is a plastic and glass combination prepared in a proprietary manner.  The agreement was closed on May 13, 2010, when 500,000 shares of restricted common stock of the Company (post reverse stock split) were issued to the stockholders of Reflectkote.  The value of the transaction was $1,282,694, with $826,694 in liabilities assumed, and common stock issued with a value of $456,000.  The Company realized goodwill of $1,277,694, which has been recorded in the accompanying financial statements as of September 30, 2010.

(5)        Related Party Transactions

As part of the reverse merger transaction effected on September 16, 2008, former Directors and officers of the Company forgave the amount of $18,435 owed to them.  The amount forgiven of $18,435 has been classified as additional paid-in capital in the accompanying financial statements.

On April 28, 2008, the Company entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, the Company may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Structural extended the Note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the Note allowing the limit of the Note to temporarily increase from $150,000 to $158,500.  On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $55,000 on the Note.  On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) to EIHC as a principal payment of $53,500 on the Note.  As of September 30, 2010, and December 31, 2009, $50,000, and $158,500, respectively, had been borrowed from EIHC under the terms of the Note.

On May 20, 2010, the CEO of the Company loaned the Company $35,000 and issued a note to the Company with an annual interest rate of 8 percent.  The note has a term of nine months, and the principal and interest of the note are convertible to 100,000 shares of the Company’s common stock (post reverse stock split) at the end of the six-month term.

As of September 30, 2010, and December 31, 2009, the Company owed to stockholders, officers, and Directors of the Company a total of $479,766 and $495,002, respectively, for various working capital loans received.  The loans are unsecured, non-interest bearing, and have no terms for repayment.

(6)        Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30,2010, and 2009, were as follows (assuming a 23.7 percent effective tax rate):

Balance Sheet: June 30, 2010
	Tax Rate	23.7%

Nine Months Ended
September 30,
				2010	2009
Federal and state-
	Taxable income			$ -	$ -

	Total current tax provision			$ -	$ -

Federal and state-
	Loss carryforwards			$ 498,994	$ 81,055
	Change in valuation allowance			(498,994)	(81,055)

	Total deferred tax provision			$ -	$ -

				2010	2009
	Loss carryforwards			$ 829,784	$ 330,790
	Less - Valuation allowance			(829,784)	(330,790)

	Total net deferred tax assets			$ -	$ -

			check figure	-
*Losses before 2008 are not eligible for loss carry forward because Company was a Partnership for tax purposes through 1/25/08.
2008 Loss:	$ (425,948)
2009 Loss:	$ (969,788)
2010 Loss:	$ (2,105,459)
Total:	$ (3,501,195)

The Company had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

Balance Sheet: June 30, 2010
	Tax Rate	23.7%

Nine Months Ended
September 30,
				2010	2009
Federal and state-
	Taxable income			$ -	$ -

	Total current tax provision			$ -	$ -

Federal and state-
	Loss carryforwards			$ 498,994	$ 81,055
	Change in valuation allowance			(498,994)	(81,055)

	Total deferred tax provision			$ -	$ -

				2010	2009
	Loss carryforwards			$ 829,784	$ 330,790
	Less - Valuation allowance			(829,784)	(330,790)

	Total net deferred tax assets			$ -	$ -

			check figure	-
*Losses before 2008 are not eligible for loss carry forward because Company was a Partnership for tax purposes through 1/25/08.
2008 Loss:	$ (425,948)
2009 Loss:	$ (969,788)
2010 Loss:	$ (2,105,459)
Total:	$ (3,501,195)

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, and December 31, 2009, the Company had approximately $3,501,459 and $1,395,736 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2028.

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

As part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 (see Note 4), the Company acquired a settlement agreement to pay an unrelated party $400,000 in monthly payments for a period of three years with an annual interest rate of 6 percent.  The monthly payments were to have started February 28, 2010; however, as of the filing of these financial statements, no payments have been made on this settlement.  Although no payments have been made, the unrelated party is not currently seeking a judgment against the Company for its default on the settlement agreement.

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

Included below is a summary of the Company’s long-term debt:

	As of	As of
	September 30,	December 31,
	2010	2009
Promissory note, due on April 28, 2010, interest at
5.0% per annum; unsecured	$ 50,000	$ 158,500

Settlement agreement, monthly payments through
April 15, 2011, 0% interest; unsecured	270,000	-

Bank loan, monthly payments through April 17, 2012;
interest at 8.50% per annum; secured	160,890	222,012

Settlement agreement, monthly payments through
January 28, 2013, 6% interest per annum; unsecured	400,000	-

	880,890	380,512

Less - Current portion	(588,738)	(242,017)	check figures

Long-term portion	$ 292,152	$ 138,495	1.00	-

Twelve Months Ending September 30,	Amount

2011	588,738
2012	236,977
2013	55,175
Total	$ 880,890

Future minimum long-term debt payments required are as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Promissory note, due on April 28, 2010, interest at
5.0% per annum; unsecured	$ 50,000	$ 158,500

Settlement agreement, monthly payments through
April 15, 2011, 0% interest; unsecured	270,000	-

Bank loan, monthly payments through April 17, 2012;
interest at 8.50% per annum; secured	160,890	222,012

Settlement agreement, monthly payments through
January 28, 2013, 6% interest per annum; unsecured	400,000	-

	880,890	380,512

Less - Current portion	(588,738)	(242,017)	check figures

Long-term portion	$ 292,152	$ 138,495	1.00	-

Twelve Months Ending September 30,	Amount

2011	588,738
2012	236,977
2013	55,175
Total	$ 880,890

(8)        Common Stock

On June 27, 2004, the Company issued one share of common stock (post reverse stock split) to a Director of the Company valued at a price of $2 per share for cash.

On December 13, 2005, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to issue up to 2,160 shares of its common stock (post reverse stock split) at an offering price of $0.50 per share for total proceeds of $1,080.  The PPO was closed on May 6, 2006, and proceeds amounted to $1,080.  Because the authorized common stock of the Company was insufficient at the time of the completion of the PPO, the stock certificates related thereto were not issued until December 26, 2007.

On December 26, 2007, the Company issued 126,300 shares of common stock (post reverse stock split) to its sole Director and officer for services rendered, at an offering price of $0.01 per share for total value of $1,263.

The Company entered into a one-year Consulting Agreement on December 1, 2007, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company.  In exchange for its services, Kingsgate was issued 200,000 shares of common stock (post reverse stock split) for a value of $90,000 or $0.45 per share to satisfy this obligation.  The Company issued the shares to Kingsgate on December 26, 2007.

On December 1, 2007, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the Libor interest rate plus 2.5 percent for the marketing plan of the Company.  In exchange for its services, Eastern Glow was issued 112,500 shares of common stock of the Company (post reverse stock split) at $0.44 per share to satisfy this obligation.  The Company issued the shares to Eastern Glow on December 26, 2007.

Effective September 16, 2008, the Company entered into a Share Exchange with the stockholders of EMC, whereby the Company acquired all of the issued and outstanding capital stock of EMC (135,050,850 shares) in exchange for 1,350,509 shares of common stock (post reverse stock split) of the Company.  As a result of the Share Exchange, the stockholders of EMC controlled the Company, and EMC has been determined to have effected a reverse merger for financial reporting purposes as of the date of the Share Exchange.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of the Company and EMC brought forward at their historical bases.  In connection with the issuance of 1,350,509 shares of common stock (post reverse stock split), 6,139 of such shares (post reverse stock split) were issued for professional services valued at $55,000.

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

On February 1, 2010, the Company issued 50,000 shares of common stock (post reverse stock split) valued at $25,000 to stockholders as payment on debt owed to the stockholders.

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

On May 13, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) valued at $456,000 to the stockholders of Reflectkote as required under the Asset Purchase Agreement with Reflectkote (see Note 4).

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

On July 23, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) to a Consultant for services to be rendered.  The transaction is valued at $50,000.

On July 27, 2010, the Company issued 53,616 shares of common stock (post reverse stock split) valued at $18,675 for a debt related to a settlement agreement.

On July 27, 2010, the Company issued 750,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement entered into.  The transaction was valued at $75,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement entered into.  The transaction was valued at $50,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a Director and to an officer of the Company regarding an employment agreement entered into.  The transaction was valued at $50,000.

On July 27, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) to a Consultant for services to be rendered.  The value of the transaction was $25,000.

On July 27, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) to a Consultant for services rendered.  The value of the transaction was $25,000.

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

On July, 27, 2010, the Company granted three  members of the Company’s Board of Directors nonqualified stock options to purchase up to 250,000 shares each (750,000 combined shares) of the Company’s common stock, exercisable at a price of $0.20 per share.  The Company also granted a consultant as well as the Company’s general counsel nonqualified stock options to purchase up to 250,000 shares each (5000,000 combined shares) of the Company’s common stock, exercisable at a price of $0.20.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	2010

Risk Free Rate of Return	75%

Dividend Yield	0%

Volatility	149%

Average Expected Term (Years to Exercise)	2.5

Outstanding - December 31, 2009	-

Granted	2,100,000

Exercised

Forfeited	-

Expired	-

Outstanding September 30, 2010	2,100,000
	.

	Weighted
	Range of		Weighted	Weighted
	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number
	Prices	Outstanding	Life (Years)	Price	Exercisable

December 31, 2009	$ -	-	-	$ -	-

September 30, 2010	$ 0.32	2,100,000	4.69	$ 0.32	2,100,000

A summary of the status of the options granted as of September 30, 2010, is as follows:

	2010

Risk Free Rate of Return	75%

Dividend Yield	0%

Volatility	149%

Average Expected Term (Years to Exercise)	2.5

Outstanding - December 31, 2009	-

Granted	2,100,000

Exercised

Forfeited	-

Expired	-

Outstanding September 30, 2010	2,100,000
	.

	Weighted
	Range of		Weighted	Weighted
	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number
	Prices	Outstanding	Life (Years)	Price	Exercisable

December 31, 2009	$ -	-	-	$ -	-

September 30, 2010	$ 0.32	2,100,000	4.69	$ 0.32	2,100,000

A summary of the status of options outstanding as of September 30, 2010, is presented as follows:

	2010

Risk Free Rate of Return	75%

Dividend Yield	0%

Volatility	149%

Average Expected Term (Years to Exercise)	2.5

Outstanding - December 31, 2009	-

Granted	2,100,000

Exercised

Forfeited	-

Expired	-

Outstanding September 30, 2010	2,100,000
	.

	Weighted
	Range of		Weighted	Weighted
	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number
	Prices	Outstanding	Life (Years)	Price	Exercisable

December 31, 2009	$ -	-	-	$ -	-

September 30, 2010	$ 0.32	2,100,000	4.69	$ 0.32	2,100,000

(9)        Change in Management

On July 21, 2010, Mr. Charles Woodward resigned effective July 30, 2010, as President of the Company.  He remains a member of the Board of Directors.  Mr. Woodward’s resignation did not, in any way, imply that there was any dispute or disagreement relating to the Company’s operations, policies, or practices.

 On July 21, 2010, Mr. Andrew B. Mazzone was elected to the Board of Directors of the Company as the Interim President and a Director of the Company.

On July 27, 2010, the Company entered into an employment with Mr. Charles Woodward.  Mr. Woodward is the President of the Company’s subsidiary, Extreme Mobile Coatings Inc.  The term of the employment agreement is for one year and automatically renews for successive one-year terms, unless either party shall provide written notice not to renew, within 60 days prior to the end of any term.

On July 27, 2010, the Company entered into an employment agreement with Mr. James Zimbler.  Mr. Zimbler is the Vice President of Business Development for the Company.  The term of the employment agreement is for one year and automatically renews for successive one-year terms, unless either party shall provide written notice not to renew, within 60 days prior to the end of any term.

(10)      Commitments and Contingencies

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

On April 28, 2008, the Company entered into a promissory note (the “Note”) with EIHC, a stockholder of the Company.  Per the terms of the Note, the Company may borrow up to $150,000 from EIHC, at an annual interest rate of 5 percent.  An initial repayment of $35,000 under the Note was due on June 28, 2008, but was not paid by the Company.  The remaining amount of the Note was to be paid by the Company by April 28, 2009.  On April 20, 2009, Structural extended the promissory note with EIHC to April 30, 2010.  On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500.  As of September 30, 2010, and December 31, 2009, $50,000, and $158,500, respectively, had been borrowed from EIHC under the terms of the Note.

The liabilities acquired by the Company as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the Securities and Exchange Commission (“SEC”).  Through communications with the SEC, management has determined that it is probable that the Company will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by the Company’s management.  The exact amount of payment is contingent upon the approval by the SEC.  This estimated amount has been recorded in the accompanying financial statements as of September 30, 2010.

On April 23, 2010, the Company entered into a consulting agreement with an unrelated consultant.  The consultant agrees to render services for a period terminating on March 31, 2011 to assist in securing a contract with a contractor working for the State of Florida.  On July 13, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) of the Company valued at $50,000.

On July 1, 2010, the Company entered into a consulting agreement with an unrelated consult and.  The consultant agrees to assist with financial, accounting and tax matters.  The tem of the agreement will terminate on December 31, 2010.  On July 13, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) of the Company valued at $25,000.

(11)      Recent Accounting Pronouncements

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

(12)      Subsequent Events

            Common Stock Issued

On October 28, 2010, the Registrant entered into a Debt Conversion Agreement between Michael Margolies and Stanley Chason and the Registrant.  The Company is indebted to Michael Margolies and Stanley Chason in the amount of $707,785.00 plus interest, as of October 28, 2010, and which was incurred on or before March 1, 2009, and still due and owing as of the date hereof (the “Debt”).  Michael Margolies and Stanley Chason have agreed to convert a portion of the debt into 10,000,000 shares of common stock.  The exact amount for which the Debt is reduced depends on the value received from the sale of the shares converted.  As of November 19, 2010, 8,400,000 shares of the 10,000,000 shares of common stock had been issued.

In addition, on October 28, 2010, the company issued shares to the following individuals:

Stockholder Charles Woodward James W. Zimbler Andrew B. Mazzone Cimarron Capital Ltd. LSS Consulting Marty Hodas Michael S. Krome, Esq. DRB Consulting, Inc.	Number of Shares 2,000,000 2,000,000 2,000,000 1,000,000 750,000 250,000 500,000 500,000	Compensation or Consideration Accrued Salary Accrued Salary Accrued Salary Consulting Fees Consulting Fees Consulting Fees Legal Fees due Consulting Fees

            Officer Resignation

On November 10, 2010, James W. Zimbler resigned as Director and Vice President of Structural Enhancement Technologies Corp.

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

About our Company

How our Company is organized.

Structural Enhancement Technologies Corp. formerly known as Extreme Mobile Coatings Worldwide Corp. (the “Company”), was incorporated on July 28, 2004, in the United Kingdom under the name T&T Homes Limited.  On November 29, 2004, the name of the corporation was amended to Falcon Media Services, Ltd.  On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share.  On September 16, 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“Extreme”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the stockholders of Extreme exchanged all of the outstanding shares of Extreme common stock for an aggregate of 13,505,085 ordinary shares of the Company (the “Share Exchange”).  As a result of the Share Exchange, Extreme became a wholly owned subsidiary of the Company.  On November 12, 2008, the Company amended its Certificate of Incorporation to change the name of the Company to “EXTREME MOBILE COATINGS COMPANY, LTD.”

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

Where You Can Find Us

The Company’s corporate offices are located at

40 Marcus Avenue

Hauppauge, NY  11788

Phone number: (631) 560-4108

Our web site is www.extrememobilecoating.com.

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

The former Vice-President and Director of the Company, James W. Zimbler is also a Director of Reflectkote, Inc.

The assets purchased include a permanently applied reflective coating that does not come off in the manner that reflective tape can and does.  Reflectkote coatings do not corrode and protect the surface applied to as well.  Reflectkote is a plastic and glass combination prepared in a proprietary manner.  The application can be done on site with various equipment manufactured by various vendors.

Clean Marine Letter of Intent

On March 12, 2010, the Registrant entered into a Letter of Intent, dated March 3, 2010, with Clean Marine, Inc. whereby the Registrant shall purchase 100% of the issued and outstanding common stock of Clean Marine, Inc., and its operating business known as Clean Air Today.  The Letter if Intent has been terminated by Structural Enhancement Technologies Corp.

Results of Operations for the three months ended September 30, 2010, and September 30, 2009

We had nominal revenues of $12,926 and $6,451 for the three months ended September 30, 2010, and 2009, respectively.  Total general and administrative expenses were $354,855 for the three months ended September 30, 2010, compared to $166,609 during the three months ended September 30, 2009.  The increase was primarily due to $269,125 of stock-based compensation expense related to the issuance of stock options during the period.  Professional fees paid by the issuance of common stock also amounted to $275,000.  We incurred a net loss of $631,235 for the three months ended September 30, 2010, compared to a net loss of $197,134 for the three months ended September 30, 2009.  The increase in the net loss was primarily related to the reasons explained above.

Results of Operation for the nine months ended September 30, 2010, and September 30, 2009

For the nine months ended September 30, we had nominal revenues of $25,383, compared to revenues of $15,896 for the same period in 2009.  Total general and administrative expenses were $1,534,200 for the nine months ended September 30, compared to $193,718 for the nine months ended September 30, 2009.  The increase in expenses of $1,340,482 resulted primarily from $1,226,625 in stock-based compensation expense related to the issuance of stock options during the period.  Professional fees paid by the issuance of common stock also amounted to $562,000.  We incurred a net loss of $2,105,459 for the nine months ended September 30, compared to a net loss of $342,003 for the nine months ended September 30, 2009.  The increase in the net loss was primarily related to the reasons explained above.  Our operating results in future periods are expected to differ materially if we are successful in raising the capital necessary to pursue our business plan.

Liquidity and Capital Resources

We had a cash overdraft of $9,151 as of September 30, 2010, and will rely on the business acquired in connection with the acquisition of Extreme to support future operations.  Further, as of September 30, 2010, we had negative working capital in the amount of $(1,669,065).

We have funded our operations to date through loans and equity contributions made by our founders and will require additional funds to continue with our business plan.  Our need for funds will increase as we increase the scope of our development and marketing activities in Kentucky, Illinois, New York and California, and potentially into other markets.

In March 2007, we obtained a term loan from Central Bank FSB to finance the purchase of certain construction equipment, which we intended to use in a business unrelated to our mobile coating business.  We are seeking to obtain clear title to the equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  As of September 30, 2010, $160,890 was outstanding under the loan, which is secured by all of the assets of Extreme, including the equipment that was the subject of the transaction, as well as 146,705 shares of EIHC common stock.  No assurance can be given that we will be successful in obtaining clear title to the equipment or selling the equipment for a sufficient amount to fully repay the bank loan.

We plan to finance our capital needs primarily through the proceeds from the sale of debt and/or equity securities.  In addition, in April 2010, Structural amended a promissory note previously issued to EIHC Corp. in April 2008. Pursuant to which Extreme may borrow up to $150,000 from EIHC.  As of September 30, 2010, $50,000 was due under the note.

Our working capital and capital requirements will depend on several factors, including the level of resources that we devote to the development and marketing of our franchise opportunities and services.

Our financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  As of September 30, 2010, we had an accumulated deficit during the development stage of $3,922,812, and total liabilities of $2,019,156.  Our cash resources were insufficient to allow us to carry out our business plan.  These and other factors raise considerable doubt as to our ability to continue our normal business operations as a going concern.  A failure to raise additional capital will have a material adverse effect on our business and prospects, and we will not be able to continue operating.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The liabilities that we acquired as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the SEC.  Through communications with the SEC, we have determined that it is probable that we will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by us as of September 30, 2010.  The exact amount of payment is contingent upon the approval of the SEC.  This estimated amount has been recorded in the financial statements and related notes as of September 30, 2010, appearing elsewhere in this Quarterly Report.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in our Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2010, a Majority of Shares entitled to vote, and the Board of Directors of the Company, approved an Amendment to the Certificate of Incorporation of the Company.  The approval was to amend the name of the Company to Structural Enhancement Technologies Corp. and to effect a reverse split of its common stock at a ratio of ONE HUNDRED (100) to One (1).  Therefore, as of September 30, 2010, as a result of the reverse stock split, there were a total of 6,639,472 shares of common stock issued and outstanding.

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

                                                                        Structural Enhancement Technologies Corp.

Date: November 22, 2010                               By:      /s/ Andrew B. Mazzone

Andrew B. Mazzone, President

Date: November 22, 2010                               By:      /s/ Michael Wade

Michael Wade, Chief Financial Officer

Exhibit 31.1

Certification to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew B. Mazzone, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Structural Enhancement Technologies Corp.

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.        I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have;

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the Registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Designed such internal control over financial reporting, or caused such internal control over   financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

(d)       Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.        I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant's board of directors (or person performing the equivalent functions);

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date:  November 22, 2010

/s/ Andrew B. Mazzone

Andrew B. Mazzone

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

Certification to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael Wade, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Structural Enhancement Technologies Corp.

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have;

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the Registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Designed such internal control over financial reporting, or caused such internal control over   financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

(d)       Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.        I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant's board of directors (or person performing the equivalent functions);

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date:  November 22, 2010

/s/ Michael Wade

Michael Wade

Chief Financial/Accounting Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002

In connection with the Quarterly Report of Structural Enhancement Technologies Corp. (the “Company”) on Form 10-Q for the period ended herein as filed with the Securities and Exchange Commission (the “Report”), I. Charles Woodward, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fully presents, in all material respects, the financial condition and results of operations or the Company.

November 22, 2010

/s/ Andrew B. Mazzone

Andrew B. Mazzone

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT 0F 2002

In connection with the Quarterly Report of Structural Enhancement Technologies Corp. (the “Company”) on Form 10-Q for the period ended herein as filed with the Securities and Exchange Commission (the “Report”), I. Michael Wade, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fully presents, in all material respects, the financial condition and results of operations or the Company.

November 22, 2010

/s/ Michael Wade

Michael Wade

Chief Financial Officer