Form 10-K
period 2010-12-31
Structural Enhancement Technologies Corp
filed 2011-05-19
CIK 1421851

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

Commission File number: 333-148425

Structural Enhancement Technologies Corp.
 (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

32-0329069
 (IRS Employer Identification No.)

3771 Nesconset Highway Suite 104
S. Setauket, NY  11720
(Address of Principal executive offices) (Zip Code)

Registrant’s telephone number: (631) 675-2878

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

Indicate by check mark if the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,638,900 as of May 13, 2011, based on a market price of $.10 per share.  For purposes of the foregoing computation, all executive officers, Directors and 5% beneficial owners of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding, as of May 13, 2011 was: 27,359,472

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

		Page No
PART I

ITEM 1.	Business.	3
ITEM 1A.	Risk Factors.	8
ITEM 1B.	Unresolved Staff Comments.	8
ITEM 2.	Properties.	8
ITEM 3.	Legal Proceedings.	8
ITEM 4.	Removed and Reserved.	8

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.	9
ITEM 6.	Selected Financial Data.	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.	12
ITEM 8.	Financial Statementsand Supplementary Data.	F-1
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	14
ITEM 9A.	Controls and Procedures.	14
ITEM 9B.	Other Information.	15

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.	14
ITEM 11.	Executive Compensation.	16
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.	17
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.	17
ITEM 14.	Principal Accounting Fees and Services.	18
ITEM 15.	Exhibits, Financial Statements.	19
	Signatures	20

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

About our Company

How our Company is organized.

Structural Enhancement Technologies Corp. (formerly Extreme Mobile Coatings Worldwide Corp.) (the “Company”) is a Delaware corporation incorporated on July 28, 2004, in the United Kingdom under the name T&T Homes Limited. On November 29, 2004, the name of the corporation was amended to Falcon Media Services, Ltd.  On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share.  On September 16, 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“Extreme”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the stockholders of Extreme exchanged all of the outstanding shares of Extreme common stock for an aggregate of 13,505,085 ordinary shares of the Company (the “Share Exchange”).  As a result of the Share Exchange, Extreme became a wholly-owned subsidiary of the Company.  On November 12, 2008, the Company amended its Certificate of Incorporation to change the name of the Company to “EXTREME MOBILE COATINGS CORP., LTD.”

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

On June 18, 2010, the Company completed the corporate actions of amending its name to Structural Enhancement Technologies Corp. and effected a reverse split of its common stock of one hundred (100) old shares to one (1) new share of common stock.

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

Where You Can Find Us

The Company’s corporate offices are located at 3771 Nesconset Highway Suite 104        S. Setauket, NY  11720, and its phone number is 631-675-2878.  Its web site is www.extrememobilecoating.com.

Description of Extreme Mobile Coatings, Inc.

BUSINESS

General

The Company conducts its operations through its wholly-owned subsidiary, Extreme Mobile Coatings, Inc., a successor of A&C Coatings, LLC, which was formed in February 2007 to offer franchise opportunities to operate a mobile business which provides painting or coating on various surfaces utilizing a special patented mobile system developed by Environmental Infrastructure Holdings Corp. f/k/a Xiom Corp. and licensed to Extreme.  Xiom Corp. is now a wholly-owned subsidiary of Environmental Infrastructure Holdings Corp.  (“EIHC”)

In addition, Extreme operates a mobile coating business in and around Nicholasville, Kentucky.

The Xiom coatings include coatings that:

●	reduce or mitigate microbe levels on various surfaces;
●	contain anti-foul polymers that reduce the accumulation of barnacles and other materials on marine vessels;

●	glow in the dark;
●	prevent or reduce slipping;

●	prevent graffiti from adhering to a surface; and
●	coat any surface with a chosen color.

Potential customers include hospitals, physician offices, schools, day care centers, marinas and other businesses and individuals.

The EIHC Technology

Materials used with the EIHC technology system are produced from various formulas of plastic powders.  The powder mixture is melted and projected onto a substrate via a mixture of air and flammable gases that produce the actual coating.  The air, flammable gases and powder mixture are brought together through a specialized and patented gun with a flame nozzle where the powder material is melted and sprayed forward onto the surface to be coated.  The gases and heated coating are cooled by the surface that it adheres to.

Powder coating currently is a process in which metal parts are brought into a factory environment where they are cleaned and prepared to receive a powder coating.  Plastic in powder form is then applied to the various metal parts by means of an electrostatic charge that causes the powder to adhere to the surface.  The coated part is then heated in an oven for a period of time to cause the plastic to melt and adhere to the substrate.  The EIHC process operates differently.  Although the EIHC system uses plastic powder, the powder is not electrostatically charged in order for it to adhere to a substrate. The EIHC system uses a different mechanism that simultaneously applies and fuses the powder to a substrate.  The advantages of this process are that the coating process is totally portable and can be applied anywhere, not necessarily in a factory setting, can be applied without the use of an oven to cure the coating, and can be applied to most substrates in addition to the metal substrate to which powder coatings are traditionally applied to in a factory, using an oven.

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

The EIHC Thermal Spray Technology

The EIHC powder spray process uses the rich history of EPS Powder Coatings but takes the technology a step further to meet the field requirements of on-site liquid painting, thus bridging the gap between “in house” EPS and “on-site” liquid painting developing a true portable on-site polymer coating system.

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

The EIHC License

Extreme has entered into a Master License Agreement with EIHC pursuant to which Extreme has been granted an exclusive license in the contiguous states of the United States to establish franchises to market, use and sell EIHC’s coating products and equipment.  The license expires in October 2026, subject to Extreme’s right to extend the license for ten successive three (3) year periods by providing EIHC written notice of the election to extend at least six months prior to the expiration of the then current term.  Each party has the right to terminate the license agreement in the event of a breach by the other party which is not cured within 30 days of the receipt of written notice of the breach.

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

Limited Operating History

The Company cannot guarantee Extreme will be successful in its business operations.  The Company is in the development stage and its business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates.  The Company is seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and its ongoing operations.

The Company can give no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand the Extreme operations and may possibly cease operations totally.  Equity financing could result in additional dilution to the Company’s shareholders.

Employees

As of May 13, 2011, the Company had no employees except for two individuals employed by Extreme.  The Company believes that its relationship with the employees of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

ITEM 1A. RISK FACTORS.

Disclosure under Item 1A is not required of smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Disclosure under Item 1B is not required of smaller reporting companies.

ITEM 2.    PROPERTIES.

Extreme currently leases office and warehouse space in Nicholasville, Kentucky, which it utilizes as its corporate headquarters under a lease which expires in September 2011.  The Company believes that these facilities are adequate and suitable for its current operations.

ITEM 3.    LEGAL PROCEEDINGS.

The liabilities that we acquired as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the SEC. Through communications with the SEC, we have determined that it is probable that we will be required to pay a judgment of approximately $50,000. This amount is an estimate made by us as of December 31, 2010. The exact amount of payment is contingent upon the approval of the SEC. This estimated amount has been recorded in the financial statements and related notes as of December 31, 2010, appearing elsewhere in this Annual Report.

ITEM 4.    REMOVED AND RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.Market

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

The following chart lists the range of high and low closing bid prices for shares of the Company’s common stock for each quarterly period within the last two fiscal years.  These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

Fiscal Year 2009 (1):	High Bid	Low Bid
First Quarter	51.00	- 0 -
Second Quarter	12.00	9.50
Third Quarter	6.50	0.50
Fourth Quarter	4.90	0.50

Fiscal Year 2010:	High Bid	Low Bid
First Quarter (1)	2.17	0.50
Second Quarter	0.93	0.12
Third Quarter	0.50	0.053
Fourth Quarter	0.50	0.015

(1)     Taking into effect the reverse stock split effective May 19, 2010

Securities authorized for issuance under equity compensation plans

On January 27, 2010, the Company filed an S-8 registration statement to register 250,000 shares of the Company’s common stock (post reverse stock split).  The shares are to be issued pursuant to the Company’s 2010 Employee and Consultant Stock Plan.

General

We are authorized to issue 1,000,000,000 shares of common stock, at a par value $0.0001 per share.  As of May 13, 2011, the latest practicable date, there are 27,359,472 shares of common stock outstanding.  The number of record holders of common stock as of May 13, 2011 is approximately 140.

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

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Stock Transfer Agent

We have engaged Manhattan Transfer Registrar Co. as our stock transfer agent. They are  located at 57 Eastwood Road, Miller Place, NY  11764.

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

Disclosure under Item 6 is not required of smaller reporting companies.

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

Extreme plans to sell franchises in the states of Kentucky, Illinois, New York and California beginning in June 2010, or thereabout.  Financial information pertaining to Extreme was included in the Form 8-K filed by the Company with the Securities and Exchange Commission on September 17, 2008.  The Company has abandoned its original business plan and intends to operate Extreme as its sole line of business.

Limited Operating History

For the period from inception (July 28, 2004) through December 31, 2010, Extreme had limited revenues of $57,363. Operating expenses for this period totaled $4,308,317 resulting in a loss from operations of $4,250,954.  The franchise opportunities and services that Extreme plans to offer incorporate new concepts and technologies, and therefore, Extreme’s business plan is subject to the risks that are inherent in the development of any innovative product or service, such as the risk that the product will be found to be ineffective or uneconomical.  Extreme is also subject to risks that are inherent in the establishment of any new business; including the risk that Extreme will be unable to raise sufficient capital to support its operations.  Extreme may experience delays in marketing its franchise opportunities and services, or may not be capable of marketing its franchise opportunities and services at all. Extreme cannot guarantee that its business plan will be successful or that Extreme will be able to implement its business plan successfully.

Results of Operations for the 12 Months Ended December 31, 2010 and December 31, 2009

The Company achieved limited revenues for the year ended December 31, 2010 of $36,968 as compared to $14,708 for the year ended December 31, 2009. General and administrative expenses were $315,759 for the year ended December 31, 2010 as compared to $584,203 for the year ended December 31, 2009.  The decrease was primarily due to a decrease in professional and consulting fees paid or accrued by the Company.  The Company incurred a net loss of $7,513,915 for the year ended December 31, 2010 as compared to a net loss of $969,788 for the year ended December 31, 2009.  The increase in the net loss was directly related to the compensation recorded for issued stock options, the fair market value of common stock shares issued in excess of debt satisfied, the goodwill impairment write off, and consulting and professional fees paid by common stock issued.

Liquidity and Capital Resources

The Company had $1,290 of a cash balance as of December 31, 2010 as compared to $1,780 at December 31, 2009.

Cash used in operating activities for the year ended December 31, 2010 was $409,945.  Cash provided by financing activities was $409,455 for the year ended December 31, 2010.  The Company received additional loans from related parties during 2010 to fund the loss for the year ended December 31, 2010.

The Company has and continues to fund its operations to date through loans and equity contributions made by its founders and others and will require additional funds to begin to implement its business plan.  The Company’s need for funds will increase as the Company increases the scope of its development and marketing activities in Kentucky, Illinois, New York and California, and potentially in other markets.

In April 2008, Extreme issued a promissory note to EIHC pursuant to which Extreme may borrow up to $150,000 from EIHC.  A payment of $35,000 was due to EIHC under the note in June 2008 but was not paid.  As of December 31, 2009, $108,500 was due under the note, which was due in full on April 30, 2010, bears interest at a rate of 5% per annum. On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) as a principal payment of $55,000 on the note.  On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) as a principal payment of $53,500 on the note and this note is now paid in full.

The Company’s working capital and capital requirements will depend on several factors, including the level of resources that Extreme devotes to the development and marketing of its franchise opportunities and services.

The financial statements of the Company are prepared on a going concern basis, which assumes that the entity will realize its assets and discharge its liabilities in the normal course of business.  At December 31, 2010, the Company had a cash balance of $1,290, a working capital deficit of $592,648, a stockholders’ deficit of $572,045 and an outstanding balance of long-term debt of $139,804.  The Company’s financial condition as of December 31, 2010 raises substantial doubt as to its ability to continue its normal business operations as a going concern.  Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2010.  Such “going concern” qualification may make it more difficult for the Company to raise funds when needed.  A failure to raise additional capital will have a material adverse effect on the Company’s business and profits.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Disclosure under Item 7A is not required of smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We set forth below a list of our financial statements included in this Annual Report on Form 10-K and their location.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 3)
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

ASSETS
	2010	2009
Current Assets:
Cash	$1,290	$1,780
Accounts receivable	2,805	1,675
Prepaid expenses	80,000	5,667

Total current assets	84,095	9,122

Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,200	34,200

	47,882	47,882
Less: Accumulated depreciation	(26,312)	(16,936)

Net property and equipment	21,570	30,946

Other Assets:
License agreement, net of accumulated amortization of $10,344
and $7,703, respectively	41,579	44,220
Trademark, net of accumulated amortization of $869
and $509, respectively	690	1,050
Patents pending	5,000	-

Total other assets	47,269	45,270

Total Assets	$152,934	$85,338

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Current portion of long-term debt	$91,568	$83,517
Accounts payable	162,314	134,146
Accrued liabilities	191,563	345,141
Due to related parties - directors, officers and stockholders	39,162	495,002
Promissory note - related party	-	108,500
Notes payable	150,000	100,000
Payroll and sales taxes payable	42,136	7,467

Total current liabilities	676,743	1,273,773

Long-Term Liabilities:
Long-term debt, net of current portion	48,236	138,495

Total long-term liabilities	48,236	138,495

Total liabilities	724,979	1,412,268

Commitments and Contingencies

Stockholders' Deficiency:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized,
25,689,433 and 2,145,094 shares issued and outstanding, respectively	2,568	214
Additional paid-in capital	8,756,655	490,209
Deficit accumulated during the development stage	(9,331,268)	(1,817,353)

Total stockholders' deficiency	(572,045)	(1,326,930)

Total Liabilities and Stockholders' Deficiency	$152,934	$85,338

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 3)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED), AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004) TO DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception

Revenues	$36,968	$14,708	$57,363

Expenses:
General and administrative	315,759	584,203	1,279,284
Compensation for issued stock options	1,226,625	-	1,226,625
Consulting and professional fees paid by common stock	1,357,263	352,621	1,764,884
Depreciation and amortization	12,377	13,296	37,524

Total expenses	2,912,024	950,120	4,308,317

Loss from Operations	(2,875,056)	(935,412)	(4,250,954)

Other Income (Expense):
Interest expense	(68,950)	(34,376)	(153,604)
Impairment of goodwill	(1,277,694)	-	(1,277,694)
Fair market value of shares issued in excess of debt satisfied	(3,292,215)	-	(3,292,215)
Loss on asset purchase agreement	-	-	(356,801)

Total Other Income (Expense)	(4,638,859)	(34,376)	(5,080,314)

Provision for Income Taxes	-	-	-

Net Loss	$(7,513,915)	$(969,788)	$(9,331,268)

Loss Per Common Share - Basic and Diluted:	$(1.08)	$(0.51)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,936,428	1,889,912

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3)
FOR THE PERIODS FROM INCEPTION (JULY 28, 2004) TO DECEMBER 31, 2010
(UNAUDITED)

						(Deficit)
					Accumulated	Accumulated
			Additional	Common	Other	During the
	Common Stock		Paid-in	Stock	Comprehensive	Development
Description	Shares	Amount	Capital	Subscribed	Income (Loss)	Stage	Totals

Balance - July 28, 2004	1,350,508	$135	$134,916	$-	$-	$-	$135,051

Common stock issued for cash	1	-	2	-		-	2

Net loss for the period	-	-	-	-	-	(14,999)	(14,999)

Balance - July 31, 2004	1,350,509	135	134,918	-	-	(14,999)	120,054

United Kingdom currency translation	-	-	-	-	1,104	-	1,104

Net loss for the period	-	-	-	-	-	(37,059)	(37,059)

Balance - July 31, 2005	1,350,509	135	134,918	-	1,104	(52,058)	84,099

Common stock subscribed - 2,160 shares	-	-	-	1,080	-	-	1,080

United Kingdom currency translation	-	-	-	-	(1,256)	-	(1,256)

Net loss for the period	-	-	-	-	-	(15,054)	(15,054)

Balance July 31, 2006	1,350,509	135	134,918	1,080	(152)	(67,112)	68,869

United Kingdom currency translation	-	-	-	-	(1,922)	-	(1,922)

Net loss for the period	-	-	-	-	-	(16,548)	(16,548)

Balance - July 31, 2007	1,350,509	135	134,918	1,080	(2,074)	(83,660)	50,399

Common stock issued for officer's compensation	126,300	13	1,250	-	-	-	1,263

Common stock issued for consulting services	312,500	31	139,969	-	-	-	140,000

Common stock subscribed - 2,160 Shares issued	2,160	-	1,080	(1,080)	-	-	-

United Kingdom currency translation	-	-	-	-	2,484	-	2,484

Impact of recapitalization from reverse merger	-	-	(158,029)	-	(410)	83,660	(74,779)

Net loss for the period	-	-	-	-	-	(421,617)	(421,617)

Balance - December 31, 2007	1,791,469	179	119,188	-	-	(421,617)	(302,250)

Foregiveness of related party loans	-	-	18,435	-	-	-	18,435

Net loss for the period	-	-	-	-	-	(425,948)	(425,948)

Balance - December 31, 2008	1,791,469	179	137,623	-	-	(847,565)	(709,763)

Common stock issued for professional services	353,625	35	352,586	-	-	-	352,621
							-
Net loss for the period	-	-	-	-	-	(969,788)	(969,788)

Balance - December 31, 2009	2,145,094	214	490,209	-	-	(1,817,353)	(1,326,930)

Common stock issued for consulting services	984,000	98	291,902	-	-	-	292,000

Common stock issued for employee, director, and officer compensation	47,500	5	94,995	-	-	-	95,000

Common stock issued for debt payments to stockholders	50,000	5	24,995	-	-	-	25,000

Common stock issued for debt payments	217,000	22	108,478	-	-	-	108,500

Common stock issued for cashless options exercised by director	72,223	7	(7)	-	-	-	-

Common stock issued for asset purchase agreement with Reflectkote	500,000	50	455,950	-	-	-	456,000

Common stock issued for accounts payable payments	20,000	2	23,998	-	-	-	24,000

Common stock issued for debt payments to director and officer	800,000	80	399,920	-	-	-	400,000

Common stock issued for debt settlement agreements	53,616	5	18,670	-	-	-	18,675

Common stock issued for employment agreements	1,750,000	175	174,825	-	-	-	175,000

Common stock issued for debt conversion	10,000,000	1,000	3,999,000	-	-	-	4,000,000

Common stock issued for debt settlement, consulting services and
compensation for officers and directors	6,000,000	600	959,400	-	-	-	960,000

Common stock issued for debt settlement and consulting services	3,050,000	305	487,695	-	-	-	488,000

Stock based compensation for issued options	-	-	1,226,625	-	-	-	1,226,625

Net loss for the period	-	-	-	-	-	(7,513,915)	(7,513,915)

Balance - December 31, 2010	25,689,433	$2,568	$8,756,655	$-	$-	$(9,331,268)	$(572,045)

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 3)
YEARS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED), AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004) TO DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception

Cash Flows from Operating Activities:
Net loss	$(7,513,915)	$(969,788)	$(9,331,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,377	13,297	37,525
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Stock-based compensation	1,226,625	-	1,226,625
Common stock issued for services and compensation	1,357,263	352,621	1,764,884
Impairment of goodwill	1,277,694	-	1,277,694
Fair market value of shares issued in excess of debt satisfied	3,292,215	-	3,292,215
Changes in assets and liabilities:
Accounts receivable	(1,130)	1,351	(2,805)
Prepaid expenses	5,667	6,212	-
Security deposit and other	-	3,330	-
Accounts payable	52,168	(10,320)	186,314
Accrued liabilities	(153,578)	231,931	199,030
Other current liabilities	34,669	-	34,669

Net Cash Used in Provided by Operating Activities	(409,945)	(371,366)	(903,519)

Cash Flows from Investing Activities:
Purchases of equipment	-	(500)	(47,882)
Asset purchase agreement	-	-	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	-	(568)	(1,559)

Net Cash Used in Investing Activities	-	(1,068)	(431,242)

Cash Flows from Financing Activities:
Proceeds from bank loan	-	-	400,000
Payments of principal on bank loan	(82,208)	(73,184)	(260,196)
Issuance of common stock for cash	-	-	1,082
Proceeds from promissory note - related party	-	-	108,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	-	(7,675)
Proceeds from loans from related parties - directors, officers and stockholders	441,838	359,149	950,340
Payments on loans from related parties - directors, officers and stockholders	(175)	(13,500)	(13,675)
Proceeds from short-term loan	50,000	100,000	150,000

Net Cash Provided by Financing Activities	409,455	372,465	1,336,051

Net Increase (Decrease) in Cash	(490)	31	1,290

Cash - Beginning of Period	1,780	1,749	-

Cash - End of Period	$1,290	$1,780	$1,290

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$47,596	$28,526	$125,032
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

Supplemental Information of Noncash Investing and Financing Activities:

Effective February 2, 2007, the Company issued 45,119,260 shares of its common stock (post reverse stock split) in connection with a master licensing agreement with Environmental Infrastructure Holdings Corp. (fka XIOM Corp.) valued at $26,923.

On September 16, 2008, the Company issued 6,139 shares of common stock (post reverse stock split) for professional services valued at $55,000.

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

On January 27, 2010, the Company issued 7,500 shares of common stock (post reverse stock split) as compensation for services valued at $75,000.

On February 1, 2010, the Company issued 89,000 shares of common stock (post reverse stock split) for consulting services valued at $44,500.

On February 1, 2010, the Company issued 50,000 shares of common stock (post reverse stock split) as payment on debt valued at $25,000.

On February 1, 2010, the Company issued 40,000 shares of common stock (post reverse stock split) as compensation for services valued at $20,000.

On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) as payment on debt valued at $55,000.

On February 25, 2010, the Company issued 15,000 shares of common stock (post reverse stock split) for consulting services valued at $7,500.

On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) as payment on debt valued at $53,500.

On March 11, 2010, the Company issued 77,223 shares of common stock (post reverse stock split) on the exercision of 100,000 options valued at $82,000.

On May 13, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) under the Reflectkote asset purchase agreement valued at $456,000.

On May 14, 2010, the Company issued 20,000 shares of common stock (post reverse stock split) as payment on a acounts payable debt valued at $24,000.

On May 19, 2010, the Company issued 200,000 shares of common stock (post reverse stock split) for consulting services valued at $100,000.

On May 19, 2010, the Company issued 800,000 shares of common stock (post reverse stock split) as payment on debt valued at $400,000.

On May 10, 2010, the Company declared 1-for-100 reverse stock split of its common stock to the holders of record on that date, with an effective date of May 19, 2010.

On July 23, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) for consulting services valued at $50,000.

On July 27, 2010, the Company issued 53,616 shares of common stock (post reverse stock split) as payment on debt valued at $18,675.

On July 27, 2010, the Company issued 1,750,000 shares of common stock (post reverse stock split) for employment agreements valued at $175,000.

On July 27, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) for consulting services valued at $25,000.

On July 27, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) for consulting services valued at $25,000.

On November 2, 2010, the Company issued 10,000,000 shares of common stock (post reverse stock split) as payment on debt valued at $4,000,000.

On November 2, 2010, the Company issued 6,000,000 shares of common stock (post reverse stock split) for partial payment on debt, consulting, and professional services valued at $4,000,000.

On November 2, 2010, the Company issued 3,050,000 shares of common stock (post reverse stock split) for consulting and professional services valued at $488,000.

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

(1)  Organization and Business Description

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

On September 16, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement #1”) with Extreme Mobile Coatings, Inc. (“EMC”), a Delaware corporation, and its stockholders pursuant to which the Company agreed to acquire 100 percent of the outstanding shares of EMC in exchange for 1,350,509 shares of common stock (post reverse stock split) of the Company.  On this date, the Company began focusing on establishing franchises to market, use, and sell coating products and equipment licensed from XIOM Corp.

Given that EMC is considered to have acquired the Company by a reverse merger through the Share Exchange Agreement #1, and its former stockholders currently have voting control of the Company, the accompanying consolidated financial statements and related disclosures in the notes to consolidated financial statements present the financial position as of December 31, 2010 and 2009, and the operations for the years ended December 31, 2010 and 2009, and cumulative from inception of EMC under the name of Structural.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of EMC and Structural brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

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

Effective November 25, 2008, the Company effected a 2 for 1 forward split on its common stock. Effective March 12, 2009, the Company effected a 5 for 1 forward split on its common stock. Effective May 19, 2010, the Company effected a 1for 100 reverse split on its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect these stock splits.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany balances and transactions have been properly eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years ended December 31, 2010 and 2009, and cumulative from inception.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintained its cash account at one commercial bank.  At certain times, bank balance may exceed coverage provided by the Federal Deposit Insurance Corporation.  However due to the size and strength of the bank where the balance is held, such exposure to loss is considered minimal.

Property and Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses the straight-line method of depreciation.  The estimated useful lives are as follows:

Office and computer equipment	5-10 years

Trailer	5 years

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $9,376 and $10,362, respectively.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

License Agreement

The Company capitalizes the costs incurred to acquire franchise rights.  Such costs are amortized over the remaining useful life of the related rights of 19.6 years (see Note 4). Amortization expense for the years ended December 31, 2010 and 2009 totaled $2,641 and $2,641, respectively.

Trademark

The Company obtained a servicemark from the State of Kentucky effective December 26, 2007, and registered it with the U.S. Patent and Trademark Office.  The servicemark covers the name “Extreme Mobile Coating.”  The cost of obtaining the servicemark has been capitalized by the Company, and is being amortized over a period of five years.  Amortization expense for the years ended December 31, 2010 and 2009 totaled $360 and $294, respectively.

Patents

The Company acquired two pending patents in the Asset Purchase Agreement with Reflectkote, Inc. (“Reflectkote”), dated March 10, 2010 (see Note 5).  The cost of obtaining the patents has been capitalized by the Company, and will be amortized once the related patents are issued, and a useful life is determined.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the years ended December 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2010 and 2009.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which e differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”.  The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits.

Advertising Costs

The Company expenses advertising costs as incurred and amounted to $4,643 and $6,882 for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010 and 2009, the carrying value of financial instruments approximated fair value due to the short-term maturity of these instruments.

Reclassifications

Certain items have been reclassified in 2009 in order to be compatible with corresponding amounts in the consolidated financial statement presentation in 2010.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

(3)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC. Initial activities of the Company through December 31, 2010, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses since inception and the cash resources of the Company are insufficient to meet its planned business objectives. At December 31, 2010, the Company had stockholders’ and working capital deficiencies of $572,045 and $592,648, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)  Master License Agreement

On October 25, 2006, the Company entered into a Master License Agreement (the “License Agreement”) with XIOM Corp. (XIOM”), a then related party Delaware corporation. XIOM develops, manufacturers, markets, and sells certain products, including spray-on coating materials and equipment.  Through the License Agreement, the Company is granted the exclusive right to establish franchises, sell franchise rights, and assign certain rights to franchisees in the contiguous states of the United States of America.  The License Agreement expires in the year 2026.  EMC has the option to extend the License Agreement for 10 successive three-year periods.  The cost of obtaining the License Agreement amounted to $51,923, and is being amortized over a period of 19.6 years.  The Company issued 451,193 shares of its common stock (post reverse stock split), valued at $26,923 in exchange for the License Agreement, and incurred $25,000 in legal fees.

On March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

(5)  Asset Purchase Agreements

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 8).  The Company, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  The Company also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  The Company is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that the Company will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan. As of December 31, 2010 and 2009, the Company owed $139,804 and $222,012, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

On March 11, 2010, the Company entered into an Asset Purchase Agreement with Reflectkote, Inc.  (“Reflectkote”), dated March 10, 2010, wherein Reflectkote sold certain assets to the Company, and the Company assumed certain liabilities, as well as the obligation to issue 500,000 shares of restricted common stock of the Company (post reverse stock split) to the stockholders of Reflectkote.  The former Vice-President and Director of the Company, James W. Zimbler, is also a director of Reflectkote, Inc.  The assets purchased include pending patents for a permanently applied reflective coating that does not come off in the manner that reflective tape can. Reflectkote coatings do not corrode and protects the surface it’s applied to. The agreement was closed on May 13, 2010 when the 500,000 shares of restricted common stock of the Company (post reverse stock split) were issued to the stockholders of Reflectkote. The total value of the transaction was $1,282,694, with $5,000 allocated for a patent and the balance allocated to goodwill in the amount of $1,277,694. As consideration for this transaction, the Company assumed liabilities of $826,693 (see Note 8) and the restricted common stock with a value of $456,000.

As of December 31, 2010, the Company determined that the goodwill recorded as part of Reflectkote transaction was substantially impaired as a result of the XIOM bankruptcy. This bankruptcy severely limited the Company’s ability to obtain the equipment and blended powder required to be used in the patented coating process. As such, the entire goodwill balance of $1,277,694 has been reserved with a corresponding amount expensed and separately disclosed in Other Income (Expense) on the Consolidated Statements of Operations.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

(6)  Related Party Transactions

As of December 31, 2010 and 2009, the Company owed to directors, officers and stockholders of the Company $4,162 and $495,002, respectively. The amounts are unsecured, non-interest bearing, and have no terms for repayment. In November 2010, the amount owed to the directors, officers and stockholders was repaid as part of the 6,000,000 shares of restricted common stock issued at that time (see Note 9).

On May 20, 2010, the President of the Company’s wholly-owned subsidiary loaned $35,000 and received a promissory note from the Company with an annual interest rate of 8%.  The note has a term of six months, at which then principal and accrued interest is due and payable.  The note can be prepaid at any time and from time to time at par and accrued interest. The principal and interest of the note is also convertible to 100,000 shares of the Company’s common stock (post reverse stock split) at the end of the six-month term at the designation of the holder. As of December 31, 2010, $35,000 of principal and $1,730 of accrued interest is due and payable to the note holder. Interest expense related to this loan was $1,730 for the year ended December 31, 2010.

On April 28, 2008, the Company entered into a promissory note with XIOM, a stockholder of the Company. Per the terms of the Note (as amended November 14, 2009), the Company was able borrow up to $158,500 from XIOM, at an annual interest rate of 5%. On February 12, 2010, the Company issued 110,000 shares of restricted common stock (post reverse stock split) to XIOM as a principal repayment of $55,000 on the note. On March 4, 2010, the Company issued an additional 107,000 shares of restricted common stock (post reverse stock split) to XIOM as a principal payment of $53,500 on the note.

(7)  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 are as follows, assuming a combined effective tax rate of approximately 40%:

Balance Sheet: December 31, 2010
Tax Rate 23%

	Years Ended
	December 31,
	2010	2009
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$3,005,566	$387,915
Change in valuation allowance	(3,005,566)	(387,915)

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

The Company had deferred income tax assets as of December 31, 2010 and 2009, as follows:

	2010	2009
Loss carryforwards	$3,563,860	$558,294
Less - Valuation allowance	(3,563,860)	(558,294)

Total net deferred tax assets	$-	$-

The Company has provided a full valuation allowance against the total of the net deferred tax assets for the years ended December 31, 2010 and 2009 due to the uncertainty of future realization.

As of December 31, 2010 and 2009, the Company has net operating loss carry forwards of approximately $8,909,651 and $1,395,736, respectively, which expire in 2028 through 2030.

(8)  Notes Payable and Long-term Debt

Notes Payable and Long-term debt at December 31, 2010 and 2009 consists of the following:

Notes Payable at December 31, 2010 is comprised of two separate notes given to the same holder; one for $100,000, dated November 3, 2009, and the other for $50,000, dated January 11, 2010. Both notes had six month terms and accrued interest at 8% per annum. As of December 31, 2010, both notes were in default and, as such, the holder has the right to convert the amounts due to shares of restricted common stock at a 25% discount to the thirty-day average closing price prior to the date of conversion. However, subsequent to December 31, 2010, the holder agreed not to convert the debt to shares and to settle these obligations for $150,000, plus accrued interest (see Note 11).

The Company obtained a bank loan for $400,000 on April 17, 2007 with interest payable at 8.5% per annum, and used $360,000 of the proceeds from the loan to fund the acquisition of the SABA Equipment.  Monthly principal and interest payments totaling $8,231 are due through April 2012.  Collateral for the loan consists of all assets of the Company (including the SABA Equipment), 146,785 shares of common stock of XIOM Corp. (a then related party), and has the personal guarantees of Charles Woodward, Andrew Mazzone, and James Zimbler, Directors of the Company (who also represent entities that are stockholders of the Company).

As part of the Asset Purchase agreement with Reflectkote dated March 10, 2010 (see Note 5), the Company acquired a settlement agreement to pay an unrelated party $400,000 in monthly payments for a period of three years with an annual interest rate of 6%. The monthly payments were to have started February 28, 2010. Also as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 (see Note 5), the Company acquired a settlement agreement to pay an unrelated party $270,000 in monthly payments for a period of eighteen months with no interest accrued. The monthly payments were to have started November 15, 2009.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

In October 2010, the Company entered into a Debt Conversion Agreement with the two unrelated parties related to the Reflectkote transaction to convert the $670,000 owed, plus accrued interest and penalties in the amount of $37,785, by issuing 10,000,000 free trading shares of common stock (see Note 9). The fair market value of the shares issued ($4,000,000) in excess of the debt converted ($707,785) was $3,292,215, and has been separately disclosed as Other Income (Expense) on the Consolidated Statements of Operations. The value of the shares issued in satisfaction of the debt converted has been guaranteed, jointly and severally, by Keystone Capital Resources LLC and James W. Zimbler in favor of the two unrelated parties.

	December 31,
	2010	2009
Bank loan, monthly payments of $8,231 through
April 2012, interest at 8.50% per annum; secured	$139,804	$222,012

Less: current portion of long-term debt	91,568	83,517

Long-term portion	$48,236	$138,495

Future minimum annual principal payments on long-term debt are as follows:

Year Ending December 31,
2011	$91,568
2012	48,236
	$139,804

(9)  Common Stock

On June 27, 2004, the Company issued one share of common stock (post reverse stock split) to a Director of the Company valued at a price of $2.00 per share for cash.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

On December 1, 2007, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the Libor interest rate plus 2.5 % for the marketing plan of the Company.  In exchange for its services, Eastern Glow was issued 112,500 shares of common stock of the Company (post reverse stock split) at $0.44 per share to satisfy this obligation.  The Company issued the shares to Eastern Glow on December 26, 2007.

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

On March 2, 2009, the Company completed a second Share Exchange Agreement (the “Share Exchange Agreement #2”) between the Company, as Extreme Mobile Coatings Corp, Ltd. and Structural Enhancement Technologies Corp., a newly formed Delaware corporation.  The Share Exchange Agreement #2 was completed in order to change the domicile of the Company from the United Kingdom to the State of Delaware, the authorized common stock to 500,000,000 shares, par value $0.0001 per share, and the name of the Company from Extreme Mobile Coatings Corp. Ltd. to Extreme Mobile Coatings Worldwide Corp.  The Company exchanged 1,791,469 shares of its common stock (post reverse stock split) for a like number of shares of the newly formed Delaware corporation.  In addition, the Certificate of Incorporation of Extreme Mobile Coatings Worldwide Corp. became the Certificate of Incorporation of the Company.  The Share Exchange Agreement #2 has been treated as a reverse merger.  The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Extreme Mobile Coatings Corp. Ltd. and the Company brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

On January 28, 2010, the Company increased the amount of authorized shares of common stock from 500,000,000 shares with a par value of $.0001 per share to 1,000,000,000 shares with a par value of $.0001 per share.

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

On February 12, 2010, the Company issued 110,000 shares of common stock (post reverse stock split) to XIOM as a principal payment of $55,000 on the promissory note owed to XIOM.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

On February 25, 2010, the Company issued 15,000 shares of common stock (post reverse stock split) for consulting services valued at $7,500.

On March 4, 2010, the Company issued 107,000 shares of common stock (post reverse stock split) to XIOM as a principal payment of $53,500 on the promissory note owed to XIOM.

On May 13, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) valued at $456,000 to the stockholders of Reflectkote as required under the Asset Purchase Agreement with Reflectkote (see Note 5).

On May 14, 2010, the Company issued 20,000 shares of common stock (post reverse stock split) for the partial payment of $24,000 on a accounts payable debt.

On May 19, 2010, the Company issued 200,000 shares of common stock (post reverse stock split) for consulting services valued at $100,000.

On May 19, 2010, the Company issued 800,000 shares of common stock (post reverse stock split) to a director and to an officer of the Company for the partial payment of $400,000 on loans from these related parties.

On May 10, 2010, the Company declared a 1-for-100 reverse stock split of its outstanding common stock to the holders of record on that date.  Such reverse stock split was effective as of May 19, 2010.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

On July 23, 2010, the Company issued 100,000 shares of common stock (post reverse stock split) to a consultant for services to be rendered.  The transaction was valued at $50,000.

On July 27, 2010, the Company issued 53,616 shares of common stock (post reverse stock split) valued at $18,675 for a debt related settlement agreement.

On July 27, 2010, the Company issued 750,000 shares of common stock (post reverse stock split) to a director and to an officer of the Company regarding and employment agreement entered into.  The transaction was valued at $75,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a director and to an officer of the Company regarding and employment agreement entered into.  The transaction was valued at $50,000.

On July 27, 2010, the Company issued 500,000 shares of common stock (post reverse stock split) to a director and to an officer of the Company regarding and employment agreement entered into.  The transaction was valued at $50,000.

On July 27, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) to a consultant for services to be rendered.  The transaction was valued at $25,000.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

On July 27, 2010, the Company issued 250,000 shares of common stock (post reverse stock split) to a consultant for services rendered.  The transaction was valued at $25,000.

On November 2, 2010, the Company issued 10,000,000 shares of common stock (post reverse stock split) for a debt related settlement agreement. The transaction was valued at $4,000,000 (see Note 8)

On November 2, 2010, the Company issued 6,000,000 restricted shares of common stock (post reverse stock split) for the payment of debt, consulting and professional services at $0.16 per share (a 60% discount on date of issuance closing bid price of $0.40 per share). The transaction was valued at $960,000.

On November 2, 2010, the Company issued 3,050,000 restricted shares of common stock (post reverse stock split) for consulting and professional services at $0.16 per share (a 60% discount on date of issuance closing bid price of $0.40 per share). The transaction was valued at $488,000, including $80,000 recorded as a Prepaid Expense related to a consulting agreement that commenced January 1, 2011 (see Note 10).

Stock Options

On February 8, 2010, the Company granted two members of the Company’s Board of Directors nonqualified stock options to purchase up to 200,000 shares each (400,000 combined shares) of the Company’s common stock, exercisable at a price of $0.50 per share for five years. These options were 100% vested upon issuance and included a provision for a cashless exercise. The Company estimated the fair value of these options to be $424,000 and, as these awards were in recognition of past performance, recorded a non-cash expense of that amount on the date of grant.

On March 11, 2010, a Director of the Company exercised 100,000 options in a cashless transaction, and was issued 72,223 shares of common stock (post reverse stock split).

On May 10, 2010, the Company granted nonqualified stock options to a director to purchase up to 300,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for five years.  On the same date, the Company granted nonqualified stock options to the Company’s general counsel to purchase up to 250,000 shares of the Company’s common stock, exercisable at a price of $0.50 per share for five years. These options were 100% vested upon issuance and included a provision for a cashless exercise. The Company estimated the fair value of these options to be $533,500 and, as these awards were in recognition of past performance, recorded a non-cash expense of that amount on the date of grant.

On July 27, 2010, the Company granted three members of the Company’s Board of Directors nonqualified stock options to purchase up to 250,000 shares each (750,000 combined shares) of the Company’s common stock, exercisable at a price of $0.20 per share for five years. The Company also granted a consultant as well as the Company’s general counsel nonqualified stock options to purchase up to 250,000 shares each (500,000 combined shares) of the Company’s common stock, exercisable at a price of $0.20 per share for five years. These options were 100% vested upon issuance and included a provision for a cashless exercise. The Company estimated the fair value of these options to be $269,125 and, as these awards were in recognition of past performance, recorded a non-cash expense of that amount on the date of grant.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

The fair value of each stock option granted has been estimated on the date of grant using the Black-Scholes pricing model.

The following is a summary of the stock option activity for the year ended December 31, 2010;

2010
Outstanding, beginning of year	-
Granted during the year	2,200,000
Exercised during the year	(100,000)
Forfeited / expired / cancelled	-
Outstanding, end of year	2,100,000
Risk free rate of return	.75%-1.10%
Dividend yield	0%
Volatility	142%-149%
Average expected term (years to exercise)	2.5
Aggregate intrinsic value of vested exercisable options, end of year	$0
Total intrinsic value of options exercised during the year	$0

Stock options outstanding at December 31, 2010 (all non-qualified) consisted of;

Granted in Year Ended December 31,	Number Outstanding and Exercisable	Exercise Price ($)	Expiration Date
2010	300,000	.50	February 7, 2015
2010	550,000	.50	May 9, 2015
2010	1,250.000	.20	July 27, 2015
Total	2,100,000

(10)  Commitments

Operating Leases

The Company leases office and warehouse space in Nicholasville, Kentucky under a two- year operating non-cancelable lease expiring in September 2011 at an annual rental of $18,000. The lease contains options to renew for two additional periods of two years each.

The Company had an operating lease commitment for office space with an unrelated party for the period of 12 months form February 1, 2007, through January 31, 2008, at an annual rent of $9,000. In 2008, the Company extended the lease agreement for an additional 12 months and in 2009, after the extended period, it was on a month to month basis through October 2009.

Rent expense amounted to $19,500 and $15,595 for the years ended December 31, 2010 and 2009, respectively.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

Future minimum annual lease commitments for the year ending December 31, 2011 is $13,500 related to the office and warehouse space in Nicholasville, Kentucky.

Employment Agreements

The Company entered into an employment agreement dated July 27, 2010 with the Interim President. The agreement is for a term of two years unless, at the discretion of the Board of Directors, a qualified successor is located and employed prior to the end of the two year term. Compensation includes an annual base salary of $50,000, the issuance of 750,000 shares of restricted common stock, the issuance of an option to purchase 250,000 shares of common stock for $.20 per share and any other benefits as may be approved by the Board of Directors.

The Company also entered into an employment agreement dated July 27, 2010 with the President of its wholly-owned subsidiary. The agreement is for a term of one year and will automatically renew for successive one year terms, unless 60 days written notice is given prior to the end of any one year term. Compensation includes an annual base salary of $90,000, the issuance of 500,000 shares of restricted common stock, the issuance of an option to purchase 250,000 shares of common stock for $.20 per share and any other benefits as may be approved by the Board of Directors.

Consulting Agreement

The Company has an agreement with a consultant that commenced on January 1, 2011 for a period of twelve months, terminating on December 31, 2011. Additional compensation includes the issuance of 500,000 shares of restricted common stock. The consultant also receives a monthly retainer of $5,000, which is not part of the formal written agreement.

(11)  Subsequent Events

On January 28, 2011, the Company issued 470,000 shares of restricted common stock to several consultants as compensation for services rendered. The services were valued at $0.125 per share (a 50% discount off the fair market value on date of issuance of $0.25 per share), or $58,750.

On March 11, 2011, the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of common stock of Landmark Consulting Inc. (“Landmark”) from its shareholders in exchange for the total consideration of shares of common stock of the Company to be delivered in the name of the shareholders of Landmark, as designated by them, at the closing date. The total consideration to be paid to the shareholders of Landmark shall be equal to seventy five (75%) percent of the total issued and outstanding shares of common stock of the Company at the conclusion of the transaction, prior to the raise of capital in the amount of up to one million ($1,000,000) dollars and the balance of twenty five (25%) percent to the Company. Landmark is a contracting company, servicing commercial and residential customers, municipalities, and also handles coatings, green cleaning solutions, and other services related to Company’s mobile coatings for restoration and preservation of product and infrastructure.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

On March 29, 2011, The Company issued 400,000 shares of restricted common stock to corporate counsel for legal fees and 650,000 shares of restricted common stock to several shareholders assisting the Company in raising capital. The legal fees and services were valued at $0.10 per share (a 50% discount off the fair market value on date of issuance of $0.20 per share), or $105,000.

On March 25, 2011, XIOM filed a voluntary petition in the United States Bankruptcy Court (District of Delaware) under Chapter 7 of the United States Bankruptcy Code requesting liquidation of the assets and liabilities of XIOM. See Notes 4,5,6 and 9

In May 2011, the Company entered into a settlement agreement with the holder of the Notes Payable and agreed to settle these obligations for $150,000, plus accrued interest (see Note 8). Pursuant to terms of the agreement, the settlement payment is to be made from monies to be raised related to, and upon the closing of, the Landmark acquisition referred to above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no changes in or disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation of our financial statements and related information.  Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records, that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and directors of our Company; and (3) unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Management

The following table sets forth certain information regarding the members the Company’s Board of Directors and executive officers as of for the fiscal year ended December 31, 2010 and as of May 13, 2011.

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers following the Share Exchange.  The Directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position

Andrew B. Mazzone	71	Chairman and Interim President

Charles Woodward	53	President of Subsidiary and Director

Andrew B. Mazzone became Chairman of the Company upon completion of the Share Exchange in September 2008.  He joined Extreme as Chairman in February 2007 and has been the Chairman and President of XIOM Corp. since its inception in 1998.  Mr. Mazzone was the President of TTI at the time of the spin-out.  He resigned as Sole Officer and Director of TTI on November 1, 2001.  Thereafter, TTI acquired and changed its name to Steam Clean USA, Inc. on or about August 15, 2002.  On July 1, 2003, Steam Clean USA, Inc. acquired Humana Trans Services Group, Ltd.  At this point, Mr. Mazzone was invited to become Chairman of the Board of Directors.  He served in that position until January 2004, when he resigned as Chairman but remained as a Director and until May 5, 2004, when he resigned from the Board entirely.  From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp., a holding company, which subsidiary, Metco, was engaged in the business of development of metal spraying and metal powders.  Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company in 1995.  From 1995 to October 2001, Mr. Mazzone was President of Thermaltec International.  At Metco, Mr. Mazzone held various positions, including as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President.  Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts, in finance and an advanced degree in economics, with a specialty in economic history.

Charles Woodward joined the Company upon completion of the Share Exchange in September 2008.  Mr. Woodward, a founder of Extreme, co-founded Contours Express, a franchisor of fitness centers in 1998, and served as its President from its inception until June 2005 when Contours Express was sold to a private equity group.

Audit Committee and Financial Expert

On February 5, 2010 we appointed Greg Moore as Chairman of the Audit Committee and a member of the Board of Directors.  However, Mr. Moore has not assumed his duties as of May 13, 2011.  Upon the assumption of his duties, the Company will file a Current Report on form 8-K.

Employment Agreements

The Company entered into an employment agreement dated July 27, 2010 with the Interim President. The agreement is for a term of two years unless, at the discretion of the Board of Directors, a qualified successor is located and employed prior to the end of the two year term. Compensation includes an annual base salary of $50,000, the issuance of 750,000 shares of restricted common stock, the issuance of an option to purchase 250,000 shares of common stock for $.20 per share and any other benefits as may be approved by the Board of Directors.

The Company also entered into an employment agreement dated July 27, 2010 with the President of its wholly-owned subsidiary. The agreement is for a term of one year and will automatically renew for successive one year terms, unless 60 days written notice is given prior to the end of any one year term. Compensation includes an annual base salary of $90,000, the issuance of 500,000 shares of restricted common stock, the issuance of an option to purchase 250,000 shares of common stock for $.20 per share and any other benefits as may be approved by the Board of Directors.

Code of Ethics

The Company does not currently have a Code of Ethics applicable to its principal executive, financial and accounting officers; however, the Company plans to implement such a code in the upcoming fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2010 and 2009 of its Executive Officers.

						Non-Equity Non-Qualified		All
Name and				Stock	Option	Incentive	Deferred	Other	Total
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation Compensation
Position	Ended	($)	($)	($)	($)	($)	($)	($)	($)
Andrew
Mazzone,	12/31/10	20,833		380,867	592,709				994,409
President
Charles
Woodward,	12/31/10	107,500		70,000	89,708				267,208
President of	12/31/09	-		-	-				-
Subsidiary
James
Zimbler,	12/31/10	70,000		108,396	89,708				268,104
VP (1)	12/31/09	-		-	-				-
(1) Resigned effective November 10, 2010

 Director Compensation

Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 13, 2011, concerning shares of common stock of the Registrant, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Registrant to own beneficially more than five percent of the common stock, (2) each director of the Registrant, (3) each executive officer of the Registrant, and (4) all directors and executive officers of the Registrant as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding
Andrew B. Mazzone c/o the Company	2,750,000		10.05%

Charles Woodward c/o the Company	3,358,965	(1)	12.30%

James W. Zimbler c/o the Company	3,061,594	(2)	11.19%

Michael Margolies 14 Dancing Rock Rd.

Garrison, NY 10524	1,800,000		6.60%

Directors and officers as a group (2 persons)	6,108,965		22.35%

(1)	Including 418,965 shares owned by Bluegrass Mobile Power Coatings, LLC, a company wholly owned by Mr. Woodward.
(2)	Including 116,100 shares owned by Keystone Capital Resources, LLC, a company wholly owned by Mr. Zimbler.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)    During the fiscal year ended December 31, 2010, none of our members of the board of directors qualified as an independent director.

(b)    The Registrant currently has no formal policy regarding attendance at the annual meeting of security holders.  Currently we have no standing audit or nominating or compensation committees of the board of directors.

(c)    In October 2006, Extreme entered into a Master License Agreement with XIOM pursuant to which Extreme has been granted an exclusive license in the contiguous states of the United States to establish franchises to market, use and sell XIOM’s coating products and equipment.  XIOM was issued an equity interest in Extreme in consideration of entering into the Master License Agreement.  See the section of this report captioned “The XIOM License” in Item 2.01 for a more detailed description of the Master License Agreement.

Since Extreme’s inception, Charles Woodward, the President and Chief Executive Officer of Extreme, has loaned Extreme an aggregate of $286,00.  The loans are non-interest bearing and have no terms for repayment.  As of December 31, 2010, the entire principal amounts of the loans were repaid.

Since Extreme’s inception James Zimbler, Executive Vice President, Treasurer and Secretary of Extreme, has loaned Extreme an aggregate of $184,000.  The loans are non-interest bearing and have no terms for repayment.  As of December 31, 2010, the entire principal amounts of the loans were repaid.

In April 2008, Extreme issued a promissory note to a principal stockholder, EIHC Corp., pursuant to which Extreme may borrow up to $150,000 from EIHC. On November 14, 2009, EIHC issued a temporary amendment to the note allowing the limit of the note to temporarily increase from $150,000 to $158,500.  A payment of $35,000 was due to EIHC under the note in June 2008 but was not paid.  As of December 31, 2010, the entire principal amounts of the loans were repaid.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed to the Company by Davis Accounting Group P.C., the Company’s independent auditors for the fiscal year ended December 31, 2009 and for Michael T. Studer CPA P.C. for the fiscal year ended December 31,2010.

Audit Fees	2010	2009
Audit-Related Fees	$20,000	$20,000
Financial Information Systems	---	---
Design and Implementation Fees	---	---
Tax Fees	---	---
All Other Fees	N/A	N.A

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of its financial statements included in its Forms 10-Q and Forms 8-K.

The Company did not incur any fees associated with non-audit services to Michael T. Studer CPA P.C. relating to the year ended December 31, 2010.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized on May 18, 2011.

Structural Enhancement Technologies Corp.

By:	/s/ Andrew B. Mazzone
Andrew B. Mazzone, President

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 18, 2011.

Signature	Title	Date

/s/ Andrew B. Mazzone	Chairman of the Board and President	May 18, 2011
Andrew B. Mazzone

/s/ Charles Woodward	Director	May 18, 2011
Charles Woodward