Form 10-Q
period 2011-03-31
Structural Enhancement Technologies Corp
filed 2011-05-23
CIK 1421851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148425

Structural Enhancement Technologies Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

32-0329069
(IRS Employee Identification No.)

3771 Nesconset Highway Suite 104
S. Setauket, NY  11720
(Address of principal executive offices)

(631) 675-2878
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2011, 27,209,433 shares of common stock of the issuer were outstanding.

INDEX PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 3)
MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,202	$1,290
Accounts receivable	1,950	2,805
Prepaid expenses	60,000	80,000

Total current assets	71,152	84,095

Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,200	34,200

	47,882	47,882
Less: Accumulated depreciation	(28,656)	(26,312)

Net property and equipment	19,226	21,570

Other Assets:
License agreement, net of accumulated amortization of $11,005
and $10,344, respectively	40,918	41,579
Trademark, net of accumulated amortization of $959
and $869, respectively	600	690
Patents pending	5,000	5,000

Total other assets	46,518	47,269

Total Assets	$136,896	$152,934

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Current portion of long-term debt	$93,726	$91,568
Accounts payable	159,967	162,314
Accrued liabilities	191,863	191,563
Due to related parties - directors, officers and stockholders	98,112	39,162
Notes payable	190,000	150,000
Payroll and sales taxes payable	42,146	42,136

Total current liabilities	775,814	676,743

Long-Term Liabilities:
Long-term debt, net of current portion	24,420	48,236

Total long-term liabilities	24,420	48,236

Total liabilities	800,234	724,979

Commitments

Stockholders' Deficiency:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized,
27,209,433 and 25,689,433 shares issued and outstanding, respectively	2,720	2,568
Additional paid-in capital	8,920,253	8,756,655
Deficit accumulated during the development stage	(9,586,311)	(9,331,268)

Total stockholders' deficiency	(663,338)	(572,045)

Total Liabilities and Stockholders' Deficiency	$136,896	$152,934

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 3)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED), AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004) TO MARCH 31, 2011 (UNAUDITED)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Revenues	$6,218	$4,335	$63,581

Expenses:
General and administrative	106,933	302,922	1,386,217
Compensation for issued stock options	-	-	1,226,625
Consulting and professional fees paid by common stock	143,750	212,000	1,908,634
Depreciation and amortization	3,095	3,094	40,619

Total expenses	253,778	518,016	4,562,095

Loss from Operations	(247,560)	(513,681)	(4,498,514)

Other Income (Expense):
Interest expense	(7,483)	(6,222)	(161,087)
Impairment of goodwill	-	-	(1,277,694)
Fair market value of shares issued in excess of debt satisfied	-	-	(3,292,215)
Loss on asset purchase agreement	-	-	(356,801)

Total Other Income (Expense)	(7,483)	(6,222)	(5,087,797)

Provision for Income Taxes	-	-	-

Net Loss	$(255,043)	$(519,903)	$(9,586,311)

Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.21)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	26,254,100	2,443,745

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 3)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED), AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004) TO MARCH 31, 2011 (UNAUDITED)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Cash Flows from Operating Activities:
Net loss	$(255,043)	$(519,903)	$(9,586,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,095	3,094	40,620
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Stock-based compensation	-	328,000	1,226,625
Common stock issued for services and compensation	123,750	212,000	1,888,634
Impairment of goodwill	-	-	1,277,694
Fair market value of shares issued in excess of debt satisfied	-	-	3,292,215
Changes in assets and liabilities:
Accounts receivable	855	(626)	(1,950)
Prepaid expenses	20,000	5,667	20,000
Security deposit and other	-	-	-
Accounts payable	(2,347)	8,608	183,967
Accrued liabilities	300	(126,366)	199,330
Other current liabilities	10	-	34,679

Net Cash Used in Operating Activities	(109,380)	(89,526)	(1,012,899)

Cash Flows from Investing Activities:
Purchases of equipment	-	-	(47,882)
Asset purchase agreement	-	-	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	-	-	(1,559)

Net Cash Used in Investing Activities	-	-	(431,242)

Cash Flows from Financing Activities:
Proceeds from bank loan	-	-	400,000
Payments of principal on bank loan	(21,658)	(19,876)	(281,854)
Checks in excess of bank balance	-	4,842	-
Issuance of common stock for cash	40,000	-	41,082
Proceeds from promissory note - related party	-	-	108,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	-	(7,675)
Proceeds from loans from related parties - directors, officers and stockholders	75,450	52,780	1,025,790
Payments on loans from related parties - directors, officers and stockholders	(16,500)	-	(30,175)
Proceeds from short-term loan	40,000	50,000	190,000

Net Cash Provided by Financing Activities	117,292	87,746	1,453,343

Net Increase (Decrease) in Cash	7,912	(1,780)	9,202

Cash - Beginning of Period	1,290	1,780	-

Cash - End of Period	$9,202	$-	$9,202

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      Basis of Presentation, Organization and Business Description

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Structural Enhancement Technologies Corp. and Subsidiary (the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on May 19, 2011.

Organization and Business Description

The Company is a Delaware corporation in the development stage.  The Company was incorporated under the laws of the United Kingdom as T&T Homes Limited on July 28, 2004.  On November 25, 2004, the Company changed its name to Falcon Media Services, Ltd.  On November 12, 2008, the Company changed its name to Extreme Mobile Coatings Corp., Ltd.  On March 2, 2009, the Company changed its name to Extreme Mobile Coatings Worldwide Corp.  Lastly, on May 19, 2010, the Company amended its name to Structural Enhancement Technologies Corp. to indicate the growing business plan of increasing in other areas of operations and coatings.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Effective November 25, 2008, the Company effected a 2 for 1 forward split on its common stock. Effective March 12, 2009, the Company effected a 5 for 1 forward split on its common stock. Effective May 19, 2010, the Company effected a 1 for 100 reverse split on its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect these stock splits.

(2)      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany balances and transactions have been properly eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the three months ended March 31, 2011 and 2010, and cumulative from inception.  Actual results could differ from those estimates.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Office and computer equipment5-10 years
Trailer5 years

Depreciation expense for the three months ended March 31, 2011 and 2010 totaled $2,344 and $2,344, respectively.

License Agreement

The Company capitalizes the costs incurred to acquire franchise rights.  Such costs are amortized over the remaining useful life of the related rights of 19.6 years (see Note 4). Amortization expense for the three months ended March 31, 2011 and 2010 totaled $660 and $660, respectively.

Trademark

The Company obtained a servicemark from the State of Kentucky effective December 26, 2007, and registered it with the U.S. Patent and Trademark Office.  The servicemark covers the name “Extreme Mobile Coating.”  The cost of obtaining the servicemark has been capitalized by the Company, and is being amortized over a period of five years.  Amortization expense for the three months ended March 31, 2011 and 2010 totaled $90 and $90, respectively.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2011 and 2010.

Stock Based Compensation Arrangements

The Company accounts for stock-based compensation arrangements in accordance with guidance provided by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”).  This guidance addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as well as share grants and other awards issued to employees and non-employees under free-standing arrangements.  These awards are recorded at costs that are measured at fair value on the awards’ grant dates, based on the estimated number of awards that are expected to vest and will result in charges to operations.

From time to time, the Company’s shares of common stock have been issued as payment to employees and non-employees for services. These are non-cash transactions that require management to make judgments related to the fair value of the shares issued, which affects the amounts reported in the Company’s consolidated financial statements for certain of its assets and expenses.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which e differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”.  The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2011 and 2010, the Company had no material unrecognized tax benefits.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

The Company expenses advertising costs as incurred and amounted to $-0- and $708 for the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable, accrued liabilities and all debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Reclassifications

Certain items have been reclassified in 2010 in order to be compatible with corresponding amounts in the consolidated financial statement presentation in 2011.

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

(3)      Development Stage Activities and Going Concern

The Company is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC. Initial activities of the Company through March 31, 2011, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and the cash resources of the Company are insufficient to meet its planned business objectives. At March 31, 2011, the Company had stockholders’ and working capital deficiencies of $663,338 and $704,662, respectively.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(5)      Asset Purchase Agreements

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 8).  The Company, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  The Company also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  The Company is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that the Company will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan. As of March 31, 2011 and December 31, 2010, the Company owed $118,146 and $139,804, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2010, the Company determined that the goodwill recorded as part of Reflectkote transaction was substantially impaired as a result of the XIOM bankruptcy. This bankruptcy severely limited the Company’s ability to obtain the equipment and blended powder required to be used in the patented coating process. As such, the entire goodwill balance of $1,277,694 has been reserved with a corresponding amount expensed and separately disclosed in Other Income (Expense) on the Consolidated Statements of Operations for the year ended December 31, 2010.

(6)      Related Party Transactions

As of March 31, 2011 and December 31, 2010, the Company owed to directors, officers and stockholders of the Company $63,112 and $4,162, respectively. The amounts are unsecured, non-interest bearing, and have no terms for repayment. In November 2010, a substantial portion of the amount owed to the directors, officers and stockholders was repaid as part of the 6,000,000 shares of restricted common stock issued at that time (see Note 9).

On May 20, 2010, the President of the Company’s wholly-owned subsidiary loaned $35,000 and received a promissory note from the Company with an annual interest rate of 8%.  The note has a term of six months, at which then principal and accrued interest is due and payable.  The note can be prepaid at any time and from time to time at par and accrued interest. The principal and interest of the note is also convertible to 100,000 shares of the Company’s common stock (post reverse stock split) at the end of the six-month term at the designation of the holder. As of March 31, 2011 and December 31, 2010, respectively, $35,000 of principal and $2,430 and $1,730 of accrued interest is due and payable to the note holder. Interest expense related to this loan was $700 for the three months ended March 31, 2011.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)      Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2011 and 2010 are as follows, assuming a combined effective tax rate of approximately 40% and 23.7%, respectively:

	Three Months Ended March 31,
	2011	2010
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$102,017	$123,217
Change in valuation allowance	(102,017)	(123,217)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010 as follows:

	2011	2010
Loss carryforwards	$3,665,877	$454,007
Less - Valuation allowance	(3,665,877)	(454,007)

Total net deferred tax assets	$-	$-

The Company has provided a full valuation allowance against the total of the net deferred tax assets for the three months ended March 31, 2011 and 2010 due to the uncertainty of future realization.

As of March 31, 2011 and December 31, 2010, the Company has net operating loss carry forwards of approximately $9,165,000 and $8,910,000, respectively, which expire in 2028 through 2030.

(8)      Notes Payable and Long-term Debt

Notes payable and long-term debt at March 31, 2011 and December 31, 2010 consists of the following:

On January 6, 2011, the Company entered into a six-month promissory note for $40,000 at 8% interest per annum due July 6, 2011.  After ninety-days (90) of the date of issuance and before the due date, the holder has the right to convert, in whole or in part, the outstanding principal and accrued but unpaid interest into shares of restricted common stock of the Company at the greater of $0.20 per share or at 50% of the average closing bid price for the ten days prior to the date of conversion.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has two other promissory notes outstanding; one for $100,000, dated November 3, 2009, and the other for $50,000, dated January 11, 2010. Both notes had six month terms and accrued interest at 8% per annum. As of March 31, 2011 and December 31, 2010, both notes were in default and, as such, the holder has the right to convert the amounts due to shares of restricted common stock at a 25% discount to the thirty-day average closing price prior to the date of conversion. However, subsequent to March 31, 2011, the holder agreed not to convert the debt to shares and to settle these obligations for $150,000, plus accrued interest (see Note 11).

The Company obtained a bank loan for $400,000 on April 17, 2007 with interest payable at 8.5% per annum, and used $360,000 of the proceeds from the loan to fund the acquisition of the SABA Equipment.  Monthly principal and interest payments totaling $8,231 are due through April 2012.  Collateral for the loan consists of all assets of the Company (including the SABA Equipment), 146,785 shares of common stock of XIOM Corp. (a then related party), and has the personal guarantees of Charles Woodward, Andrew Mazzone, and James W. Zimbler, Directors of the Company (who also represent entities that are stockholders of the Company).

As part of the Asset Purchase agreement with Reflectkote dated March 10, 2010 (see Note 5), the Company acquired a settlement agreement to pay an unrelated party $400,000 in monthly payments for a period of three years with an annual interest rate of 6%. The monthly payments were to have started February 28, 2010. Also, as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 (see Note 5), the Company acquired a settlement agreement to pay an unrelated party $270,000 in monthly payments for a period of eighteen months with no interest accrued. The monthly payments were to have started November 15, 2009.

In October 2010, the Company entered into a Debt Conversion Agreement with the two unrelated parties related to the Reflectkote transaction to convert the $670,000 owed, plus accrued interest and penalties in the amount of $37,785, by issuing 10,000,000 free trading shares of common stock (see Note 9). The fair market value of the shares issued ($4,000,000) in excess of the debt converted ($707,785) was $3,292,215, and was separately disclosed as Other Income (Expense) on the Consolidated Statements of Operations for the year ended December 31, 2010. The value of the shares issued in satisfaction of the debt converted has been guaranteed, jointly and severally, by Keystone Capital Resources LLC and James W. Zimbler in favor of the two unrelated parties.

	March 31,	December 31,
	2011	2010
Bank loan, monthly payments of $8,231 through
April 2012, interest at 8.50% per annum; secured	$118,146	$139,804

Less: current portion of long-term debt	93,726	91,568

Long-term portion	$24,420	$48,236

Future minimum annual principal payments on long-term debt are as follows:

Year Ending December 31,
2011 (nine months)	$69,910
2012	48,236
	$118,146

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On January 28, 2011, the Company issued 470,000 shares of common stock (post reverse stock split) to a consultant for services rendered.  The transaction was valued at $58,750.

On February 24, 2011, the Company issued 650,000 shares of common stock (post reverse stock split) to a consultant for services rendered.  The transaction was valued at $65,000.

On March 29, 2011, the Company issued 400,000 shares of common stock (post reverse stock split) valued at a price of $0.10 per share for cash.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The fair value of each stock option granted has been estimated on the date of grant using the Black-Scholes pricing model.

The following is a summary of the stock option activity for the three months ended March 31, 2011:

2011
Outstanding, beginning of period	2,100,000
Granted during the period	-
Exercised during the period	-
Forfeited / expired / cancelled during the period	-
Outstanding, end of period	2,100,000

Risk free rate of return	.75%-1.10%
Dividend yield	0%
Volatility	142%-149%
Average expected term (years to exercise)	2.5
Aggregate intrinsic value of vested exercisable options, end of year	$0
Total intrinsic value of options exercised during the year	$0

Stock options outstanding at March 31, 2011 (all non-qualified) consisted of:
Granted in Year Ended December 31,	Number Outstanding and Exercisable	Exercise Price ($)	Expiration Date
2010	300,000	.50	February 7, 2015
2010	550,000	.50	May 9, 2015
2010	1,250,000	.20	July 27, 2015
Total	2,100,000

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)      Commitments

Operating Leases

The Company leases office space in South Setauket, New York on a month-to-month basis at $1,500 per month.

EMC leases office and warehouse space in Nicholasville, Kentucky under a two-year operating non-cancelable lease expiring in September 2011 at an annual rental of $18,000. The lease contains options to renew for two additional periods of two years each.

Rent expense amounted to $4,500 and $6,000 for the three months ended March 31, 2011 and 2010, respectively.

Future minimum annual lease commitments for the year ending December 31, 2011 is $9,000 related to the office and warehouse space in Nicholasville, Kentucky.

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

(11)      Subsequent Events

In May 2011, the Company entered into a settlement agreement with the holder of the Notes Payable and agreed to settle these obligations for $175,000, including accrued interest and related penalties (see Note 8). Pursuant to terms of the agreement, the settlement payment is to be made from monies to be raised related to, and upon the closing of, the Landmark acquisition referred to above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Act of 1934, as amended.  Forward-looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performances, or achievements expressed or implied by such forward-looking statements.  Readers are cautioned to review carefully all discussions containing forward-looking statements due to the risks and uncertainties which can materially affect the Company’s business, operations, financial condition and future prospects.  In some cases,  We have tried, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “seek,” “intend,” “expect,” “anticipate,” “assume,” “hope,” “plan,” “believe,” “estimate,” “predict,” “approximate,” “potential,” “continue,” or the negative of such terms.  Statements including these words and variations of such words, and other similar expressions, are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable based upon its knowledge of its business and industry, the Company cannot predict or guarantee its future results, levels of activity, performances or achievements, or that such expectations will otherwise be realized.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements.

Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this Form 10-Q, and are subject to various risks and uncertainties. Such risks and uncertainties include without limitation:

● the Company’s ability to raise capital to finance its operations and growth, when needed and terms advantageous to the Company;
● the Company’s ability to locate and acquire appropriate business enterprises to supplement and enhance our revenue and cash flow;
● the ability to manage growth, profitability and the marketability of our services;
● the effect on our business of recent credit-tightening throughout the United States, especially within the construction and real estate markets;
● the effect on our business of recently reported losses within the financial, banking and other industries and the effect of such losses on the income and financial condition of our potential clients;
● adverse results of any legal proceedings;
● the Company’s ability to enter into relationships with suppliers, vendors or contractors of acceptable quality of goods and services on terms advantageous to us;
● the volatility of our operating results and financial condition;
● the Company’s ability to attract and retain qualified senior management personnel; and
● other risks and uncertainties set forth in this Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2010, and, from time to time, in the Company’s other filings with the Securities and Exchange Commission.

Readers of this Quarterly Report on Form 10-Q should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those provided in forward-looking statements.  Readers should not place any undue reliance on forward-looking statements contained in this Form 10-Q.  The Company disclaims any intent or obligation to update or revise any forward-looking statements, whether in response to new information, unforeseen events or changed circumstances, except as required to comply with the disclosure requirements of the federal securities laws.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates.

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2011.

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

Employees

As of May 20, 2011, the Company had one employee and two were employed by Extreme.  The Company believes that its relationship with the employees of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

Results of Operations for the three months ended March 31, 2011 and March 31, 2010

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s continued losses and negative operating cash flows raise substantial doubt about its ability to continue as a going concern.

The Company’s primary need for cash during the next twelve months is to fund payments of operating costs. Historically, the Company has relied upon private debt and equity financing to fund its operations and expects to continue to do so.  Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2010. Such “going concern” qualification may make it more difficult for us to raise funds when needed. The current economic environment is impacting the Company’s ability to obtain any needed financing.  No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to the Company.

Continuing Operations

We had nominal revenues of $6,218 and $4,335 for the three months ended March 31, 2011, and 2010, respectively. General and administrative expenses were $106,933 for the three months ended March 31, 2011, compared to $302,922 for the three months ended March 31, 2010.  The decrease was primarily due to a decrease in professional and consulting fees and payroll for the period.  Consulting fees paid by the issuance of common stock amounted to $123,750 for the three months ended March 31, 2011, compared to $212,000 for the three months ended March 31, 2010.  We incurred a net loss of $255,043 for the three months ended March 31, 2011, compared to a net loss of $519,903 for the three months ended March 31, 2010.  The decrease in the net loss was primarily related to the reasons explained above.

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $9,202 compared to $1,290 at December 31, 2010.  Further, as of March 31, 2011, we had a working capital deficit in the amount of $704.662.

Cash used in operating activities for the three months ended March 31, 2011 was $109,380.  Cash provided by financing activities was $117,292 for the three months ended March 31, 2011.  The Company received $40,000 from the issuance of common stock, $58,950 of net additional loans from related parties and $40,000 under a promissory note during the three months ended March 31, 2011 to fund the loss for the three months ended March 31, 2011.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, there were no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

This item is not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that our disclosure controls and procedures were effective as of the period covered by this report.

Management’s Quarterly Report on Internal Controls over Financial Reporting

Management is responsible for the preparation of our financial statements and related information.  Management uses its best judgment to ensure that the financial statements present fairly, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this quarterly report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are committed to improving our financial organization. As part of this commitment, we intend to continue to educate our management personnel to comply with U.S. GAAP and SEC disclosure requirements and to increase management oversight of accounting and reporting functions in the future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The liabilities that we acquired as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the SEC.  Through communications with the SEC, we have determined that it is probable that we will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by us as of March 31, 2011.  The exact amount of payment is contingent upon the approval of the SEC.  This estimated amount has been recorded in the financial statements and related notes as of March 31, 2011, appearing elsewhere in this Quarterly Report.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2011, the Company sold and issued 400,000 shares of restricted common stock valued at a price of $0.10 per share, which was a 50% discount from the closing bid price on the date of issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.                      Description of Exhibit
2.1 (1)	Share Exchange Agreement among the Registrant, Extreme Mobile Coatings, Inc. and the stockholders of Extreme Mobile Coatings, Inc.
3.1 (4)	Certificate of Incorporation of the Registrant, as amended
3.2 (4)	Bylaws of the Registrant, as amended
10.1 (1)	Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc.
10.2 (1)	First Amendment to Master License Agreement between Xiom Corp. and Extreme Mobile Coatings, Inc.
10.3 (1)	Consulting Agreement dated as of March 1, 2008 between Extreme Mobile Coatings, Inc. and Scott R. Hamann, M.D.
31.1 (5)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (5)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
(1)Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2008.
(3)  Incorporated by reference to similarly numbered exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 18, 2008.
(4)  Incorporated by reference to similarly numbered exhibit to the Form 10-K filed by the Registrant with the Securities and Exchange Commission on May 19, 2010.
(5) Attached hereto

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized on May 23, 2011.

CompStructural Enhancement Technologies Corp.

Date: May 23, 2011	By:	/s/ Andrew B. Mazzone
Andrew B. Mazzone, Chairman of the Board and President
Title

Date: May 23, 2011	By:	/s/ Charles Woodward
Charles Woodward, Director