Form 10-K/A
period 2010-09-30
Structural Enhancement Technologies Corp
filed 2011-11-01
CIK 1421851

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

Commission File number: 333-148425

Structural Enhancement Technologies Corp.
 (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

11-3460949
 (IRS Employer Identification No.)

50 Grand Avenue
Deer Park, NY  11729
(Address of Principal executive offices) (Zip Code)

Registrant’s telephone number: (631) 560-4108

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
☐  Yes  ☒No

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

The number of shares of Common Stock outstanding, as of April 15, 2010 was: 271,581,572

DOCUMENTS INCORPORATED BY REFERENCE

None

Structural Enhancement Technologies Corp.
ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2009

INDEX

PART I		Page No

ITEM 1.	Description of Business	1
ITEM 2.	Description of Property	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	(Removed and reserves)	7

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities	8
ITEM 6.	Selected Financial Data	10
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of erations	10
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM 8.	Financial Statement and Supplementary Data	13
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
ITEM 9A.	Controls and Procedures	13
ITEM 9B.	Other Information	14

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	15
ITEM 11.	Executive Compensation	16
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	17
ITEM 13.	Certain Relationships and Related Transactions	18
ITEM 14.	Principal Accounting Fees and Services	19
ITEM 13.	Exhibits, Financial Statement Schedules	18

Signatures

Structural Enhancement Technologies Corp.

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

About our Company

How our Company is organized.

Structural Enhancement Technologies Corp. formerly Extreme Mobile Coatings Worldwide Corp. (the “Company”) was incorporated on July 28, 2004, in the United Kingdom under the name T&T Homes Limited. On November 29, 2004 the name of the corporation was amended to Falcon Media Services, Ltd. On December 3, 2007, the Company amended its Certificate of Incorporation to increase the authorized capital to 500,000,000 shares of common stock, par value of $0.001 per share.  On September 16, 2008, the Company and the stockholders of Extreme Mobile Coatings, Inc., a Delaware corporation (“Extreme”), entered into a Share Exchange Agreement (the “Agreement”) pursuant to which the stockholders of Extreme exchanged all of the outstanding shares of Extreme common stock for an aggregate of 13,505,085 ordinary shares of the Company (the “Share Exchange”).  As a result of the Share Exchange, Extreme became a wholly owned subsidiary of the Company.  On November 12, 2008, the Company amended its Certificate of Incorporation to change the name of the Company to “EXTREME MOBILE COATINGS COMPANY, LTD.”

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

Where You Can Find Us

The Company’s corporate offices are located at 50 Grand Avenue, Deer Park, NY  11729, and its phone number is 631-560-408.  Its web site is www.extrememobilecoating.com.

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

This transaction was cancelled by the Company.

Item 1A.   Risk Factors

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B.   Unresolved Staff Comments.

As a smaller reporting company we are not required to provide the information required by this item.

Item 2.      Properties

Extreme currently leases approximately 1,500 square feet of office space in Nicholasville, Kentucky, which it utilizes as its corporate headquarters under a lease, which expires in ___________.  The Company believes that these facilities are adequate and suitable for its current operations.

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

Fiscal Year 2008:	High Bid	Low Bid	High Ask	Low Ask

First Quarter	- 0 -	- 0 -	- 0 -	- 0 -
Second Quarter	- 0 -	- 0 -	- 0 -	- 0 -
Third Quarter	- 0 -	- 0 -	- 0 -	- 0 -
Fourth Quarter	1.01	- 0 -	4.00	- 0 -

Fiscal Year 2009:	High	High	High	High

First Quarter	0.51	- 0 -	3.00	- 0 -
Second Quarter (1)	0.12	0.095	0.7	0.005
Third Quarter	0.065	0.005	0.075	0.023
Fourth Quarter	0.049	0.005	0.03	0.008

1 Taking into effect a forward stock split effective April 7, 2009

Fiscal Year 2010:	High Bid	Low Bid	High Ask	Low Ask
First Quarter (2)	0.17	0.005	0.018	0.00098

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

General

We are authorized to issue 1,000,000,000 shares of Common Stock, at a par value $0.0001 per share.  As of April 15, 2010, the latest practicable date, there are 271,581,578 shares of common stock outstanding.  The number of record holders of Common Stock as of April 15, 2010009 is approximately 100.

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

• Stock Transfer Agent

We have engaged Manhattan Transfer Registrar as our stock transfer agent. Manhattan Transfer Registrar is located at 57 Eastwood Road, Miller Place, NY  11764

Recent Sales of Unregistered Securities

On October 10, 2009, the Company issued 3,500,000 shares, bearing a restrictive legend, to Imperial Consulting Network in exchange for services provided to the Company.

On February 4, 2010 and March 8, 2010, the Company issued shares of common stock in exchange for debt.  The Company issued a promissory note to XIOM Corp. now known as Environmental Infrastructure Holdings Corp., in April 2008, pursuant to which the Company borrowed up to $150,000 from Environmental Infrastructure Holdings Corp.  A payment of $35,000 was due to Environmental Infrastructure Holdings Corp. under the note in June 2008 but was not paid, and as of June 30, 2008, $108,500 was due under the note, which is due in full on April 28, 2009, and bears interest at a rate of 5% per annum.  Environmental Infrastructure Holdings Corp. thereupon transferred and assigned the total amount due to various entities for payment in 60 days.  Thereupon the Company converted and issued a total of 21,700,000 shares of common stock to four entities, Downshire Capital Inc., Merlando International, Inc. Ouimet Consulting Inc. and Red Rock Marketing Media Inc

Item 6.      Selected Financial Data

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

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 11     Executive Compensation

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John May, President(1)	12/31/08		$--		$--		$--		$--		$--		$-		$--		$--
Charles Woodward, President	12/31/09 12/31/08	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --
James W. Zimbler, Secretary	12/31/09 12/31/08	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --

(1)	Resigned September 16, 2008

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

(c)           During the fiscal year ended December 31, 2008, the Company did not engage in any transactions with its officers, Directors or 5% shareholders that require disclosure under the rules and regulations of the Securities and Exchange Commission.  The information provided below pertains to transactions that have occurred between Extreme and its officers, Directors and 5% shareholders.

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

Audit Fees	2009		2008
Audit-Related Fees	$		$32,876
Financial Information Systems		---	---
Design and Implementation Fees		---	---
Tax Fees		---	---
All Other Fees		N/A	N.A

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on August 15, 2011.

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

Signature	Title	Date

/s/ Andrew Mazzone	Chairman of the Board	August 15, 2011
Andrew Mazzone

/s/ Charles Woodward	President and CEO and Director	August 15, 2011
Charles Woodward

/s/ James W. Zimbler	Executive Vice President, Treasurer, Secretary and Director	August 15, 2011
James W. Zimbler

/s/ Michael Wade	Chief Financial Officer	August 15, 2011
Michael Wade