Form 10-Q/A
period 2011-09-30
Structural Enhancement Technologies Corp
filed 2011-11-01
CIK 1421851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒ AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock of the issuer outstanding as of August 15, 2011, was 24,039,472 shares of common stock.

TABLE OF CONTENTS

Structural Enhancement Technologies Corp.

PART I – FINANCIAL INFORMATION – UNAUDITED

ITEM 1.  FINANCIAL STATEMENTS

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009
(Unaudited)

	As of	As of
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash on hand	$56	$1,780
Accounts receivable - Trade	6,911	1,675
Prepaid expenses - Consulting and rent	50,973	5,667

Total current assets	57,940	9,122

Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,200	34,200

	47,882	47,882
Less - Accumulated depreciation	(23,968)	(16,936)

Net property and equipment	23,914	30,946

Other Assets:
License agreement (net of accumulated amortization of $9,684 and $7,703,
in 2010, and 2009, respectively)	42,239	44,220
Trademark (net of accumulated amortization of $779 and $509 in 2010
and 2009, respectively)	780	1,050
Patents pending	5,000	-
Goodwill	1,277,694	-

Total other assets	1,325,713	45,270

Total Assets	$1,407,567	$85,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Checks in excess of bank balance	9,151	-
Current portion of long-term debt	538,738	83,517
Accounts payable - Trade	161,762	134,146
Accrued liabilities	337,588	352,608
Due to related parties - Directors, officers, and stockholders	479,766	495,002
Promissory note - Environmental Infrastructure Holdings Corp.
(formerly XIOM Corp.) - Related party	50,000	158,500
Short-term loan	100,000	50,000
Other current liabilities	50,000	-

Total current liabilities	1,727,005	1,273,773

Long-term Debt, less current portion:
Bank loan	73,718	138,495
Other long-term debt	218,433	-

Total long-term debt	292,151	138,495

Total liabilities	2,019,156	1,412,268

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, $0.0001 par value, 1,000,000,000 shares
authorized; 6,639,472 and 2,145,094 shares issued
and outstanding in 2010, and 2009, respectively	664	215
Additional paid-in capital	3,310,559	490,208
(Deficit) accumulated during the development stage	(3,922,812)	(1,817,353)

Total stockholders' (deficit)	(611,589)	(1,326,930)

Total Liabilities and Stockholders' (Deficit)	$1,407,567	$85,338

The accompanying notes to financial statements are an integral part of this balance sheet.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	For Three Months Ended		For Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2010	2009	2010	2009	Inception

Revenues	$12,926	$6,451	$25,383	$15,896	$45,778

Expenses:
General and administrative	85,730	116,609	307,575	193,718	1,271,100
Stock-based compensation for issued stock options	269,125	-	1,226,625	-	1,226,625
Professional fees paid by issued common stock	275,000	78,000	562,000	137,121	969,621
Depreciation and amortization	3,094	3,077	9,282	10,208	34,429

Total expenses	632,949	197,686	2,105,482	341,047	3,501,775

(Loss) from Operations	(620,023)	(191,235)	(2,080,099)	(325,151)	(3,455,997)

Other Income (Expense):
Interest (expense)	(11,212)	(5,899)	(25,360)	(16,852)	(110,014)
(Loss) on asset purchase agreement	-	-	-	-	(356,801)

Total Other Income (Expense)	(11,212)	(5,899)	(25,360)	(16,852)	(466,815)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(631,235)	$(197,134)	$(2,105,459)	$(342,003)	$(3,922,812)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.11)	$(0.11)	$(0.53)	$(0.19)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,975,407	1,860,094	3,975,363	1,823,262

The accompanying notes to financial statements are an integral part of these statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.
(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AND 2009,
 AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH SEPTEMBER 30, 2010
(Unaudited)

	For the Nine Months Ended		Cumulative
	September 30,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(2,105,459)	$(342,003)	$(3,922,812)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	9,282	10,208	34,430
Loss on asset purchase agreement	-	-	356,801
Impact of recapitalization from reverse merger	-	-	54,797
Common stock issued for services and compensation	562,000	137,121	969,621
Stock-based compensation for issued stock options	1,226,625	-	1,226,625
Changes in net assets and liabilities-
Accounts receivable - Trade	(5,236)	(1,414)	(6,911)
Prepaid expenses	(45,306)	(4,788)	(50,973)
Security deposit and other	-	(89)	-
Accounts payable - Trade	17,750	41,788	151,896
Accrued liabilities	(31,822)	53,681	320,786

Net Cash (Used in) Operating Activities	(372,166)	(105,496)	(865,740)

Investing Activities:
Purchases of equipment	-	-	(47,882)
Asset purchase agreement	-	(15,000)	(360,000)
Partial repayment of purchase price - Asset purchase agreement	-	-	3,199
License agreement	-	-	(25,000)
Trademark	-	(568)	(1,559)

Net Cash (Used in) Investing Activities	-	(15,568)	(431,242)

Financing Activities:
Proceeds from long-term debt	-	-	400,000
Payments of principal on long-term debt	(61,122)	(60,163)	(239,110)
Checks in excess of bank balance	9,151		9,151
Issuance of common stock for cash	-	-	1,082
Proceeds from promissory note - EIHC - Related Party	-	-	158,500
Proceeds from loans from unrelated party	-	-	7,675
Payments on loans from unrelated party	-	-	(7,675)
Proceeds from loans from related parties - Directors and stockholders	372,588	-	881,090
Payments on loans from related parties - Directors and stockholders	(175)	-	(13,675)
Proceeds from short-term loan	50,000	182,591	100,000

Net Cash Provided by Financing Activities	370,442	122,428	1,297,038

Net Increase (Decrease) in Cash	(1,724)	1,364	56

Cash - Beginning of Period	1,780	1,749	-

Cash - End of Period	$56	$3,113	$56

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,258	$16,852	$81,694
Income taxes	$-	$-	$-

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

(1).	Summary of Significant Accounting Policies

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

Unaudited Interim Financial Statements

The interim financial statements of Structural as of September 30, 2010, and December 31, 2009, and for the three-month and nine-month periods ended September 30, 2010, and 2009, and cumulative from inception, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting, and in accordance with the requirements for Quarterly Reports on Form 10-Q.  The accompanying interim financial statements are unaudited and are subject to year-end adjustments.  In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates, and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the three-month and nine-month periods then ended.  The balance sheet as of December 31, 2009, presented herein, has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, but does not include all disclosures required by GAAP.  The accompanying financial statements should be read in conjunction with the financial statements and footnotes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of operating results of the full year ending December 31, 2010.

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

(2).	Development Stage Activities and Going Concern

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

(3).	Master License Agreement

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

(4).	Asset Purchase Agreements

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

(5).	Related Party Transactions

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

(6).	Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30,2010, and 2009, were as follows (assuming a 23.7 percent effective tax rate):
	Nine Months Ended
	September 30,
	2010	2009
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Federal and state-
Loss carryforwards	$498,994	$81,055
Change in valuation allowance	(498,994)	(81,055)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010, and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$829,784	$330,790
Less - Valuation allowance	(829,784)	(330,790)

Total net deferred tax assets	$-	$-

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

(7).	Long-term Debt and Lease

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

Included below is a summary of the Company’s long-term debt:

	September 30,	December 31,
	2010	2009
Promissory note, due on April 28, 2010, interest at
5.0% per annum; unsecured	$50,000	$158,500

Settlement agreement, monthly payments through
April 15, 2011, 0% interest; unsecured	270,000	-

Bank loan, monthly payments through April 17, 2012;
interest at 8.50% per annum; secured	160,890	222,012

Settlement agreement, monthly payments through
January 28, 2013, 6% interest per annum; unsecured	400,000	-

	880,890	380,512

Less - Current portion	(588,738)	(242,017)

Long-term portion	$292,152	$138,495

Future minimum long-term debt payments required are as follows:

Twelve Months Ending September 30,	Amount

2011	588,738
2012	236,977
2013	55,175
Total	$880,890

(8).	Common Stock

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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

Average Expected Term (Years to Exercise)	2.5

Outstanding - December 31, 2009	-

Granted	2,100,000

Exercised

A summary of the status of the options granted as of September 30, 2010, is as follows:

Expired	-

Outstanding September 30, 2010	2,100,000

A summary of the status of options outstanding as of September 30, 2010, is presented as follows:

Weighted
	Range of		Weighted	Weighted
	Average		Average	Average
	Exercise	Number	Remaining	Exercise	Number
	Prices	Outstanding	Life (Years)	Price	Exercisable

December 31, 2009	$-	-	-	$-	-

September 30, 2010	$0.32	2,100,000	4.69	$0.32	2,100,000

(9).	Change in Management

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

(10).	Commitments and Contingencies

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

(11).	Recent Accounting Pronouncements

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

(12).	Subsequent Events

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

Officer Resignation

On November 10, 2010, Mr. James W. Zimbler resigned as Director and Vice President of Structural Enhancement Technologies Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Amended Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance, and achievements.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements in future periods to differ materially from those expressed in, or implied by, any of these statements.  You should not place undue reliance on any forward-looking statements.  Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

DuraTherm™
Heating Element
Rubber Bumper
Impact Resistant Housing
LED Temperature
Display
Brushless DC Motor
Connector Block Circuitry
Airflow Control
Temperature
Control
7 ft. Rubber Power Cord

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

Powder Coating Demand	% Annual Growth
Item	1990	2000	2005	2010	00/90	05/00

Industrial Mach. And materials (million lbs)	19	48	73	111	9.7	8.7

Other Markets (million lbs)	37	99	151	230	10.3	8.8

$/lb:	2.39	2.94	3.19	3.44	2.1	1.6

Powder coating (million $)	335	1016	1610	2530	11.7	9.6

*Source:  The Freedonia Group

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Amended Quarterly Report.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The liabilities that we acquired as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the SEC.  Through communications with the SEC, we have determined that it is probable that we will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by us as of September 30, 2010.  The exact amount of payment is contingent upon the approval of the SEC.  This estimated amount has been recorded in the financial statements and related notes as of September 30, 2010, appearing elsewhere in this Amended Quarterly Report.

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
_________
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

Structural Enhancement Technologies Corp.

Date: August 15, 2011	By:	/s/ Andrew B. Mazzone
Andrew B. Mazzone, President

Date: August 15, 2011	By:	/s/ Michael Wade
Michael Wade, Chief Financial Officer