Form 10-Q
period 2011-06-30
Structural Enhancement Technologies Corp
filed 2017-09-15
CIK 1421851

-UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number : 333-148425

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 15, 2017, ________ shares of common stock of the issuer were outstanding.

INDEX PAGE

On November 8, 2011 Structural Enhancement Technologies Corp. filed Form 15 with the Securities and Exchange Commission and began reporting under the OTC Alternative Standards. The Company has not engaged an auditor since May of 2011 and therefore the following Financial Statements have not been reviewed for the Quarter Ended June 30, 2011.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 3)
June 30, 2011 AND DECEMBER 31, 2010
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,900	$1,290
Accounts receivable	1,500	2,805
Prepaid expenses	40,000	80,000

Total current assets	49,400	84,095

Property and Equipment:
Office and computer equipment	13,682	13,682
Trailer	34,000	34,200

Less: Accumulated depreciation	(31,000)	(26,312)

Net property and equipment	16,882	21,570

Other Assets:
License agreement, net of accumulated amortization of $11,662
and $10,344, respectively	40,261	41,579
Trademark, net of accumulated amortization of $1,049
and $869, respectively	510	690
Patents pending	5,000	5,000

Total other assets	45,771	47,269

Total Assets	$112,053	$152,934

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Current portion of long-term debt	$93,726	$91,568
Accounts payable	159,967	162,314
Accrued liabilities	199,076	191,563
Due to related parties - directors, officers and stockholders	260,297	39,162
Notes payable	23,000	150,000
Payroll and sales taxes payable	42,146	42,136

Total current liabilities	778,212	676,743

Long-Term Liabilities:
Long-term debt, net of current portion	24,420	48,236

Total long-term liabilities	24,420	48,236

Total liabilities	802,632	724,979
Commitments

Stockholders' Deficiency:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized,
29,599,433 and 25,689,433 shares issued and outstanding, respectively	2,959	2,568
Additional paid-in capital	9,114,014	8,756,655
Deficit accumulated during the development stage	(9,807,552)	(9,331,268)
Total stockholders' deficiency	(690,579)	(572,045)

Total Liabilities and Stockholders' Deficiency	$112,053	$152,934

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP.

(FORMERLY EXTREME MOBILE COATINGS WORLDWIDE CORP.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (NOTE 2)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011, AND 2010,

AND CUMULATIVE FROM INCEPTION (JULY 28, 2004) THROUGH JUNE 30, 2010

(Unaudited)

	For Three Months Ended		For Six Months Ended		Cumulative
	June 30,		June 30,		From
	2011	2010	2011	2010	Inception

Revenues	$15,350	$8,123	$21,568	$12,457	$78,931

Expenses:
General and administrative	199,287	246,926	306,220	221,845	1,585,504
Stock-based compensation for issued stock options	—	629,500	—	957,500	1,226,625
Professional fees paid by issued common stock	27,000	75,000	170,750	287,000	1,935,634
Depreciation and amortization	3,091	3,094	6,186	6,188	43,710
Total expenses	229,378	954,520	483,156	1,472,533	4,791,473

(Loss) from Operations	(214,028)	(946,397)	(461,588)	(1,460,076)	(4,712,542)

Other Income (Expense):
Interest (expense)	(7,213)	(7,926)	(14,696)	(14,148)	(168,300)
Impairment of Goodwill					(1,227,694)
Fair Market Value in Excess of Debt					(3,292,215)

(Loss) on asset purchase agreement		—		—	(356,801)
Total Other Income (Expense)	(7,213)	(7,926)	(14,696)	(14,148)	(5,095,010)

Provision for Income Taxes	—	—	—	—	—
Net (Loss)	$(221,241)	$(954,323)	$(476,284)	$(1,474,224)	$(9,807,552)

(Loss) Per Common Share:
(loss) per common share - Basic and Diluted	$(0.01)	$(0.28)	$(0.02)	$(0.50)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	19,267,074	3,468,129	19,267,074	2,958,767

See accompanying notes to consolidated financial statements.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 3)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED), AND
CUMULATIVE FROM INCEPTION (JULY 28, 2004) TO JUNE 30, 2011 (UNAUDITED)

	Six Months Ended		Cumulative
	June 30,		From
	2011	2010	Inception
Cash Flows from Operating Activities:
Net loss	$(476,284)	$(1,474,224)	$(9,807,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,186	6,188	43,711
Loss on asset purchase agreement			356,801
Impact of recapitalization from reverse merger			54,797
Stock-based compensation	27,000	287,000	1,253,625
Stock Based Compensation for issued stock options		957,500	1,764,884

Impairment of goodwill			1,277,694
Fair market value of shares issued in excess of debt satisfied			3,292,215
Changes in assets and liabilities:
Accounts receivable	1,305	(420)	(1,500)
Prepaid expenses	40,000	5,667	40,000
Security deposit and other
Accounts payable	2,347	7,584	188,661
Accrued liabilities	159,924	(88,969)	358,954
Other current liabilities			34,669

Net Cash Used in Operating Activities	(239,522)	(299,674)	(1,143,041)

Cash Flows from Investing Activities:
Purchases of equipment			(47,882)
Asset purchase agreement			(360,000)
Partial repayment of purchase price - Asset purchase agreement			3,199
License agreement			(25,000)
Trademark			(1,559)

Net Cash Used in Investing Activities	0	0	(431,242)

Cash Flows from Financing Activities:
Proceeds from bank loan			400,000
Payments of principal on bank loan	(14,165)	(40,314)	(273,279)
Checks in excess of bank balance		6,152
Issuance of common stock for cash			108,500
Proceeds from promissory note - related party			7,675
Proceeds from loans from unrelated party			(7,675)
Payments on loans from unrelated party
asaProceeds from loans from related parties - directors, officers and stockholders	260,297	282,231	950,340
Payments on loans from related parties - directors, officers and stockholders		(175)	(13,675)
Proceeds from short-term loan		50,000	150,000

Net Cash Provided by Financing Activities	246,137	297,894	1,582,183

Net Increase (Decrease) in Cash	6,610	(1,784)	7,900

Cash - Beginning of Period	1,290	1,784	0

Cash - End of Period	$7,900	$-	$7,900

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on May 19, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the three and six months ended June 30, 2011 and 2010, and cumulative from inception.  Actual results could differ from those estimates.

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

Depreciation expense for the three and six months ended June 30, 2011 and 2010 totaled $2,344 and $4,688, respectively.

License Agreement

The Company capitalizes the costs incurred to acquire franchise rights.  Such costs are amortized over the remaining useful life of the related rights of 19.6 years (see Note 4). Amortization expense for the three and six months ended June 30, 2011 and 2010 totaled $660 and $1,318, respectively.

Trademark

The Company obtained a servicemark from the State of Kentucky effective December 26, 2007, and registered it with the U.S. Patent and Trademark Office.  The servicemark covers the name “Extreme Mobile Coating.”  The cost of obtaining the servicemark has been capitalized by the Company, and is being amortized over a period of five years.  Amortization expense for the three months ended June 30, 2011 and 2010 totaled $90 and $180, respectively.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three and six months ended June 30, 2011 and 2010 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2011 and 2010.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 “ Income Tax ”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of certain assets and liabilities using enacted tax rates in effect in the years in which e differences are expected to reverse. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes”.  The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2011 and 2010, the Company had no material unrecognized tax benefits.

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

The Company expenses advertising costs as incurred and amounted to $-0- and $-0- for the three and six months ended June 30, 2011 and 2010, respectively.

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

(3)      Development Stage Activities and Going Concern

The Company is currently in the development stage, and the business plan of the Company is to establish franchises to market, use, and sell coating products and equipment licensed from EIHC. Initial activities of the Company through June 30, 2011, include organization and incorporation, target market identification, marketing plans, entering into a licensing agreement, a reverse merger with EMC, and other capital formation activities.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and the cash resources of the Company are insufficient to meet its planned business objectives. At June 30, 2011 and December 31, 2010, the Company had stockholders’ and working capital deficiencies of $729,412 and $592,648, respectively.

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

(5)      Asset Purchase Agreements

On March 5, 2007, EMC entered into a non-binding Letter of Intent with SABA Contracting, Inc. (“SABA”), an unrelated New York corporation, to purchase certain construction equipment and vehicles (the “SABA Equipment”) for $360,000.  Under the terms of the Letter of Intent, the parties agreed that the transaction was to be evidenced by a written Purchase and Sale of Equipment Agreement (the “Asset Purchase Agreement”) which was to be signed at the closing of the transaction.  In order to complete the acquisition of the SABA Equipment, EMC obtained a term loan from Central Bank FSB, of Nicholasville, KY in the amount of $400,000 (see Note 8).  The Company, in good faith, provided proceeds of $360,000 from the bank loan to SABA before the closing of the transaction which was used to pay off SABA’s equipment-related debt of $60,000 and purchase the SABA Equipment.  The Company also advanced an additional $18,200 to SABA in connection with the transaction, and SABA agreed to provide the funds to pay three payments on the Bank Loan totaling $25,519.  The parties were not able to evidence the transaction under the terms of the Letter of Intent with an Asset Purchase Agreement, and the transaction was never closed.  The Company is seeking to obtain clear title to the SABA Equipment for the purpose of selling the equipment to recover sufficient funds to repay the bank loan.  There can be no assurance that the Company will be successful in either obtaining clear title to the SABA Equipment, or selling the SABA Equipment for a sufficient amount to fully repay the bank loan. As of June 30, 2011 and December 31, 2010, the Company owed $127,638 and $139,804, respectively, on the loan from Central Bank FSG related to the Asset Purchase Agreement.

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

(6)      Related Party Transactions

As of June 30, 2011 and December 31, 2010, the Company owed to directors, officers and stockholders of the Company $260,297 and $39,162, respectively. The amounts are unsecured, non-interest bearing, and have no terms for repayment. In November 2010, a substantial portion of the amount owed to the directors, officers and stockholders was repaid as part of the 6,000,000 shares of restricted common stock issued at that time (see Note 9).

On May 20, 2010, the President of the Company’s wholly-owned subsidiary loaned $35,000 and received a promissory note from the Company with an annual interest rate of 8%.  The note has a term of six months, at which then principal and accrued interest is due and payable.  The note can be prepaid at any time and from time to time at par and accrued interest. The principal and interest of the note is also convertible to 100,000 shares of the Company’s common stock (post reverse stock split) at the end of the six-month term at the designation of the holder. As of June 30, 2011 and December 31, 2010, respectively,$35,000 and $35,000 of principal and $3,130 and $1,730 of accrued interest is due and payable to the note holder. Interest expense related to this loan was $1,400 for the six months ended June 30, 2011.

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

STRUCTURAL ENHANCEMENT TECHNOLOGIES CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)      Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2011 and 2010 are as follows, assuming a combined effective tax rate of approximately 40% and 23.7%, respectively:

	Six Months Ended June 30,
	2011	2010
Federal and state-
Taxable income	$—	$—

Total current tax provision	$—	$—

Federal and state-
Loss carryforwards	$102,017	$123,217
Change in valuation allowance	(102,017)	(123,217)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2011 and December 31, 2010 as follows:

	2011	2010
Loss carryforwards	$3,665,877	$454,007
Less - Valuation allowance	(3,665,877)	(454,007)

Total net deferred tax assets	$—	$—

The Company has provided a full valuation allowance against the total of the net deferred tax assets for the six months ended June 30, 2011 and 2010 due to the uncertainty of future realization.

As of June 30, 2011 and December 31, 2010, the Company has net operating loss carry forwards of approximately $9,807,522 and $8,910,000, respectively, which expire in 2028 through 2030.

(8)      Notes Payable and Long-term Debt

Notes payable and long-term debt at June 30, 2011 and December 31, 2010 consists of the following:

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

The Company has two other promissory notes outstanding; one for $100,000, dated November 3, 2009, and the other for $50,000, dated January 11, 2010. Both notes had six month terms and accrued interest at 8% per annum. As of June 30, 2011 and December 31, 2010, both notes were in default and, as such, the holder has the right to convert the amounts due to shares of restricted common stock at a 25% discount to the thirty-day average closing price prior to the date of conversion. However, subsequent to June 30, 2011, the holder agreed not to convert the debt to shares and to settle these obligations for $150,000, plus accrued interest (see Note 11).

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

	June 30,	December 31,
	2011	2010
Bank loan, monthly payments of $8,231 through
April 2012, interest at 8.50% per annum; secured	$118,146	$139,804

Less: current portion of long-term debt	93,726	91,568

Long-term portion	$24,420	$48,236

Future minimum annual principal payments on long-term debt are as follows:

Year Ending December 31,
2011	$69,910
2012	48,236
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

On April I, 20 II, the Company issued I ,800,000 shares of common stock (post reverse stock split) from escrow in connection with the payment for the conversion of debt valued at $135,000.

On May 20, 2011, the Company issued 750,000 shares of common stock (post reverse stock split) for legal fees valued at $27,000.

On June 7, 2011, the Company issued 1,000,000 shares of common stock (post reverse stock split) from escrow in connection with the payment for the conversion of debt valued at $32,000.

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

The following is a summary of the stock option activity for the six months ended June 30, 2011:

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

Stock options outstanding at June 30, 2011 (all non-qualified) consisted of:

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

Rent expense amounted to $9,000 and $12,000 for six months ended June 30, 2011 and 2010, respectively.

Future minimum annual lease commitments for the year ending December 31, 2011 is $4,500 related to the office and warehouse space in Nicholasville, Kentucky.

Employment Agreements

The Company entered into an employment agreement dated July 27, 2010 with the Interim President. The agreement is for a term of two years unless, at the discretion of the Board of Directors, a qualified successor is located and employed prior to the end of the two-year term. Compensation includes an annual base salary of $50,000, the issuance of 750,000 shares of restricted common stock, the issuance of an option to purchase 250,000 shares of common stock for $.20 per share and any other benefits as may be approved by the Board of Directors.

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

(11)      Subsequent Events

On September 14, 2011, the Company issued 9,000,000 shares of common stock (post reverse stock split) for the payment of principal and interest on a promissory note valued at $42,220. On September 21, 2011, the Company issued 10,000,000 shares of common stock (post reverse stock split) for the payment of professional fees valued at $40,000. On October 3, 2011, the Company issued 10,000,000 shares of common stock (post reverse stock split) for the payment of debt and consulting fees of a stockholder, and former officer and director of the Company valued at $50,000. On October 4, 2011, the Company issued 750,000 shares of common stock (post reverse stock split) for the payment of consulting fees of a stockholder, and former officer and director of the Company valued at $1,875. On November 3, 2011, the Company issued 2,000,000 shares of common stock (post reverse stock split) for the payment of debt and consulting fees of a stockholder, and former officer and director of the Company valued at $20,000. On November 18, 2011, the Company issued 2,083,333 shares of common stock (post reverse stock split) for the payment of debt and consulting fees of a stockholder, and former officer and director of the Company valued at $13,437.

On September 17, 2011, the Company effected a Modification and Extension Agreement with the bank to extend the loan from April17, 2012, to October 17,2015, and reduce the monthly payments to $2,716 per month from $8,231. Other terms and conditions on the loan remain the same.

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

The Company’s critical accounting policies are described in Note 2 to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2011.

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

Employees

As of June 30, 2011, the Company had one employee and two were employed by Extreme.  The Company believes that its relationship with the employees of Extreme is satisfactory.  Neither the Company nor Extreme has suffered any labor problems since inception.

Results of Operations for the six months ended June 30, 2011 and June 30, 2010

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

Continuing Operations

We had nominal revenues of $21,568 and $12,457 for the six months ended June 30, 2011, and 2010, respectively. General and administrative expenses were $306,220 for the six months ended June 30, 2011, compared to $221,845 for the six months ended June 30, 2010.  The increase was primarily due to a increase in professional and consulting fees and payroll for the period. Stock based compensation for issued stock options for the six months ended June 30, 2011 and 2010 were $ -0- and $957,500 respectively.  Consulting fees paid by the issuance of common stock amounted to $170,750 for the six months ended June 30, 2011, compared to $287,000 for the six months ended June 30, 2010.  We incurred a net loss of $ 476,285 for the six months ended June 30, 2011, compared to a net loss of $1,474,224 for the six months ended June 30, 2010.  The decrease in the net loss was primarily related to the reasons explained above.

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $7,900 compared to $1,290 at December 31, 2010.  Further, as of June 30, 2011, we had a working capital deficit in the amount of $728,812.

Cash used in operating activities for the six months ended June 30, 2011 was $239,522.  Cash provided by financing activities was $246,137 for the six months ended June 30, 2011.  The Company received $-0- from the issuance of common stock, $260,297 of net additional loans from related parties and reduced bank loans by $14,165.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, there were no off-balance sheet arrangements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The liabilities that we acquired as part of the Asset Purchase Agreement with Reflectkote dated March 10, 2010 included a judgment from the SEC.  Through communications with the SEC, we have determined that it is probable that we will be required to pay a judgment of approximately $50,000.  This amount is an estimate made by us as of June 30, 2011.  The exact amount of payment is contingent upon the approval of the SEC.  This estimated amount has been recorded in the financial statements and related notes as of June 30, 2011, appearing elsewhere in this Quarterly Report.

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

Comp Structural Enhancement Technologies Corp. (Eco-Petroleum Solutions, Inc.)

Date: September 8, 2017	By:	/s/ Harry H. Zhabilov
Harry H. Zhabilov, Chairman of the Board and President